Form 10-Q
period 1995-06-30
OPTIMUMCARE CORP /DE/
filed 1995-08-10
CIK 820474

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1995

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-17401

                            OPTIMUMCARE CORPORATION
      -------------------------------------------------------------------
              (Exact name of registrant specified in its charter)

           Delaware                                          33-0218003
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 30011 Ivy Glenn Drive, Ste 219
       Laguna Niguel, CA                                        92677
-------------------------------                          -------------------


                                (714) 495-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X      No
            -------     -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING
                    CLASS                               AT JUNE 30, 1995
                    -----                        ----------------------------
         Common Stock, $.001 par value                      4,903,009

w
                                     INDEX

                            OPTIMUMCARE CORPORATION


PART I   FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1995 and Six Months Ended                       3
         December 31, 1994

         Statements of Income for the Three Months and Six Months                      4
         Ended June 30, 1995 and 1994

         Statements of Cash Flows for the Three Months and Six                         5
         Months Ended June 30, 1995 and 1994

         Notes to Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of                                       8
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION                                                            10


SIGNATURE                                                                             11

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                        JUNE 30          DECEMBER 31
                                                          1995              1994
                                                       ---------         -----------
ASSETS

CURRENT ASSETS
  CASH                                                 $   114,803       $    36,657
  ACCOUNTS RECEIVABLE LESS ALLOWANCES FOR
    DOUBTFUL ACCOUNTS OF $87,000 AT JUNE 30,
    1995 AND $0 AT DECEMBER 31, 1994                      1,786,426        1,642,040
  PREPAID EXPENSES                                           24,486           21,104
                                                       ------------      -----------
      TOTAL CURRENT ASSETS                                1,925,715        1,699,801

  NOTES RECEIVABLE FROM OFFICERS                            119,800           97,000


FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $29,482 AT JUNE 30, 1995
  AND $25,463 AT DECEMBER 31, 1994                          17,490            16,093
TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $918 AT JUNE 30, 1995 AND $816 AT
  DECEMBER 31, 1994                                          1,157             1,259

                                                       -----------       -----------
      TOTAL ASSETS                                     $ 2,064,162       $ 1,814,153
                                                       ===========       ===========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                     $   151,920       $   152,535
  ACCRUED LIABILITIES                                      197,696           180,674
                                                       -----------       -----------
      TOTAL CURRENT LIABILITIES                            349,616           333,209

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 4,904,509 SHARES ISSUED
    AND 4,903,009 SHARES OUTSTANDING AT JUNE 30,
    1995 AND 4,904,509 SHARES ISSUED AND 4,896,009
    SHARES OUTSTANDING AT DECEMBER 31, 1994                  4,905             4,905
  PAID-IN-CAPITAL                                        2,919,348         2,919,348
  ACCUMULATED DEFICIT                                   (1,208,811)       (1,422,581)
  LESS COST OF 1,500 SHARES IN TREASURY AT JUNE
    30, 1995 AND 8,500 SHARES AT DECEMBER 31, 1994            (896)           (5,075)
 NOTE RECEIVABLE FROM OFFICER                                    0           (15,653)
                                                       -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                       $ 1,714,546       $ 1,480,944
                                                       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 2,064,162       $ 1,814,153
                                                       ===========       ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      JUNE 30         JUNE 30            JUNE 30         JUNE 30
                                       1995            1994               1995            1994
                                    -----------     -----------        -----------     -----------
REVENUES                            $1,508,258      $1,559,761         $2,997,630      $2,926,927
INTEREST INCOME                          2,135           1,322              3,640           1,994
                                    ----------      ----------         ----------      ----------
                                    $1,510,392      $1,561,083         $3,001,269      $2,928,921
                                    ----------      ----------         ----------      ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED          $1,095,918      $1,043,528         $2,213,736      $2,025,969
PROVISION FOR DOUBTFUL ACCOUNTS         87,000         229,412             87,000         229,412
GENERAL AND ADMINISTRATIVE             241,715         186,653            462,964         356,677
INTEREST                                   582             945              1,194           2,122
                                    ----------      ----------         ----------      ----------
                                     1,425,215       1,460,538          2,764,894       2,614,180
                                    ----------      ----------         ----------      ----------
INCOME BEFORE INCOME TAXES              85,177         100,545            236,375         314,741

INCOME TAXES                             4,805          (1,295)            22,605          11,905
                                    ----------      ----------         ----------      ----------
NET INCOME                          $   80,372      $  101,840         $  213,770      $  302,836
                                    ==========      ==========         ==========      ==========

NET INCOME
PER COMMON SHARE                    $     0.02      $     0.02         $     0.04      $     0.06
                                    ==========      ==========         ==========      ==========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                             SIX MONTHS ENDING
                                                         JUNE 30          JUNE 30
                                                           1995             1994
                                                       ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                             $ 213,770        $ 302,836
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                            4,121            2,668
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net            (144,386)        (304,817)
        (Increase) in notes receivable from officers       (22,800)         (26,400)
        (Increase)/Decrease in prepaid expenses             (3,382)         151,936
        (Decrease) in accounts payable                        (615)         (20,880)
        Increase/(Decrease) in accrued liabilities          21,201          (27,012)
                                                         ---------        ---------
          CASH AND CASH EQUIVALENTS
          PROVIDED BY OPERATING ACTIVITIES                  67,909           78,331


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                         (5,416)               0
                                                         ---------        ---------
          CASH AND CASH EQUIVALENTS (USED) IN
                     INVESTING ACTIVITIES                   (5,416)               0

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                        0            1,680
  Payment of note receivable from officer                   15,653                0
                                                         ---------        ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                   15,653            1,680

 INCREASE IN CASH AND CASH EQUIVALENTS                      78,146           80,011

Cash and cash equivalents at beginning of period            36,657          302,631
                                                         ---------        ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 114,803        $ 382,642
                                                         =========        =========

See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended June 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

NOTE B -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recorded an allowance for doubtful accounts of $87,000 as of June 30, 1995 due to the termination of three partial hospitalization programs licensed under (1) one hospital. All three programs have been relicensed through another hospital effective July 1, 1995. The Company has filed a Form UCC-1 Financing Statement against the hospitals receivables and is in the process of negotiating a settlement agreement with the hospital for the payment of fees due the Company for patient claims paid to the hospital through April 30, 1995.

The remaining receivable recoverable by the Company from this hospital is based on preliminary estimates of patient claims paid to the hospital subsequent to April 30, 1995. These estimates could vary which may have a significant adverse effect on the actual amount recoverable by the Company.

NOTE C -- INCOME TAXES

The provision for income taxes represent current Federal and State income
taxes.   At June 30, 1995, the Company has available for financial reporting and Federal income tax purposes net operating loss carryforwards of approximately $1,140,000 which begin to expire in 2003. The provision for Federal income taxes is computed on annualized alternative minimum taxable
income at the alternative minimum tax rate.   The provision for State income
taxes is computed on annualized taxable income at current rates.

NOTE D -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive from stock options aggregations of 5,344,368 and 5,281,012 at June 30, 1995 and June 30, 1994
respectively.

NOTE E -- CREDIT AGREEMENT

On April 12, 1995, the Company entered into a $500,000 line of credit agreement with a bank which expires May 1, 1996. At the expiration date, the then principal balance of the loan shall be convertible into a one year term loan with an initial due date of May 1, 1997, but with a five (5) year repayment schedule. The term loan is renewable for an additional term of one year. The loan bears interest at the rate of 11% per year and is secured by all the assets of the Company. As of August 2, 1995, $100,000 had been borrowed under the line of credit agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 1995 and December 31, 1994, the Company's working capital was $1,576,099 and $1,366,592 respectively. Overall liquidity is improving due to continuing profitable operations. The increase in working capital at June 30, 1995 over December 31, 1994 is due to the increase in cash from collections on Program accounts receivable and revenues, and an increase in Program accounts receivable. The nature of the Company's business requires significant working capital to fund operations of its Programs as well as to fund corporate expenditures until receivables can be collected. The concentration of the net accounts receivable balance at June 30, 1995 and December 31, 1994 is similar.

It is expected that cash flow from the Company's operating Programs will be sufficient to sustain current operations. However, expansion of the existing business through the opening of a significant number of additional Programs would likely require additional funding through the line of credit agreement described in Note E of the Notes to Financial Statements. The long term liquidity of the Company is dependent upon operating revenues being sufficient to offset Program operating expenses and all of its general and administrative costs. The Company's principal sources of liquidity for the fiscal 1995 are cash on hand, accounts receivable, internally generating cash flow from operating Programs, and the line of credit agreement.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1995 to Three Months Ended June 30, 1994

Net revenues decreased 3% for the quarter ended June 30, 1995 over the comparable quarter ended June 30, 1994.

The Company had fourteen (14) operational Programs during the quarter ended June 30, 1995 and twelve (12) operational Programs during the quarter ended June 30, 1994. The slight decrease in net revenues among comparative quarters is due to the different mix of operating Programs among comparative quarters.

The provision for doubtful accounts at June 30, 1995 pertains to three Programs licensed under one hospital as described in Note B to the financial statements. The provision for doubtful accounts at June 30, 1994 pertained to two contracts with one hospital which were terminated on June 30, 1994.

While there was a decrease in revenue among comparative quarters, there has also been a slight increase in the cost of services provided. This increase primarily stems from the fact that the Company has become responsible for procuring certain services such as rent, transportation, wages and fees at many of its Programs. These costs are fully reimbursed by the host hospitals, but do not contribute to the Company's gross margin. The Company's involvement exists due to its high level of expertise in these specialized areas. General and administrative expenses have also increased due to increased corporate marketing efforts and the wages, benefits and various professional fees associated with the Company's expansion efforts.

The Company does not know of any events which are likely to materially change the costs of operating its Programs; however, if revenues increase significantly, gross profits should rise favorably and disproportionately to the increase in cost for such Programs. Conversely, if the patient census decreases (especially below the minimum break even level) costs will be disproportionately high in relation thereto, which would adversely impact the results of operations and the Company's available resources.

The Company's revenue base is expected to increase during the remainder of 1995 due to the addition of new Programs expected to be operational in the second half of 1995. Due to the Company's dependency on a relatively small customer base presently consisting of six (6) hospitals, the inability to collect any outstanding accounts receivable or the loss of any of its customers could have a significant adverse effect on the Company's operations.

Comparison of the Three Months Ended June 30, 1994 to Three Months Ended June 30, 1993

Operating revenues increased 93% for the quarter ended June 30, 1994 over the quarter ended June 30, 1993.

The Company had twelve (12) operational Programs during the quarter ended June 30, 1994 and eight (8) operational Programs during the quarter ended June 30, 1993. The increase in net revenues among comparative quarters is due to the increase in the number of Programs among comparative quarters.

While there was an increase in revenue among comparative quarters, there was also a corresponding increase in the cost of services provided. These increases primarily stem from the increase in Program volume. General and administrative expenses have also increased due to increased wages, benefits, and insurance associated with operating at higher volume, as well as an executive bonus program based on corporate profits.

                                    PART II

                               OTHER INFORMATION


ITEM 1           LEGAL PROCEEDINGS

                 Not applicable.


ITEM 2           CHANGES IN SECURITIES

                 Not applicable.


ITEM 3           DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.


ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.


ITEM 5           OTHER INFORMATION

                 Not applicable.


ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 Exhibit 27.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                        OPTIMUMCARE CORPORATION
                                        A Delaware Corporation



Dated August 8, 1995                    By: /s/ Edward A. Johnson
                                           ------------------------------------
                                           Edward A. Johnson
                                           President & Principal
                                           Financial Officer