Form 10-Q
period 1995-09-30
OPTIMUMCARE CORP /DE/
filed 1995-11-13
CIK 820474

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-17401

                            OPTIMUMCARE CORPORATION
        ----------------------------------------------------------------
              (Exact name of registrant specified in its charter)

             Delaware                                   33-0218003
-----------------------------------           --------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                  92677
--------------------------------              --------------------------------

                                (714) 495-1100
------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                Not Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report).

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days.  Yes  X      No
                            ---        ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding
            Class                            at September 30, 1995
            -----                         ----------------------------
 Common Stock, $.001 par value                     4,922,109

                                     INDEX

                            OPTIMUMCARE CORPORATION




PART I   FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 1995 and December 31, 1994         3

         Statements of Income for the Three Months and Nine Months             4
         Ended September 30, 1995 and 1994

         Statements of Cash Flows for the Three Months and Nine                5
         Months Ended September 30, 1995 and 1994

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of                               8
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION                                                    10

SIGNATURE                                                                     11


OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                              SEPTEMBER 30    DECEMBER 31
                                                                  1995           1994
                                                              ------------    -----------
ASSETS

CURRENT ASSETS
  CASH                                                         $  249,844      $   36,657
  ACCOUNTS RECEIVABLE LESS ALLOWANCES FOR
    DOUBTFUL ACCOUNTS OF $120,000 AT SEPTEMBER 30,
    1995 AND $0 AT DECEMBER 31, 1994                            1,818,623       1,642,040
  PREPAID EXPENSES                                                 98,143          21,104
                                                               ----------      ----------
      TOTAL CURRENT ASSETS                                      2,166,610       1,699,801

  NOTES RECEIVABLE FROM OFFICERS                                  119,800          97,000


FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $31,709 AT SEPTEMBER 30, 1995
    AND $25,463 AT DECEMBER 31, 1994                               17,748          16,093
TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $969 AT SEPTEMBER 30, 1995 AND $816 AT
    DECEMBER 31, 1994                                               1,106           1,259
                                                               ----------      ----------
      TOTAL ASSETS                                             $2,305,264      $1,814,153
                                                               ==========      ==========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                             $  150,919      $  152,535
  ACCRUED LIABILITIES                                             176,252         180,674
                                                               ----------      ----------
      TOTAL CURRENT LIABILITIES                                   327,171         333,209

NOTE PAYABLE TO BANK                                              166,000               0

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 4,938,509 SHARES ISSUED
    AND 4,922,109 SHARES OUTSTANDING AT SEPTEMBER 30,
    1995 AND 4,904,509 SHARES ISSUED AND 4,896,009
    SHARES OUTSTANDING AT DECEMBER 31, 1994                         4,939           4,905
  PAID-IN-CAPITAL                                               2,937,141       2,919,348
  ACCUMULATED DEFICIT                                          (1,119,631)     (1,422,581)
  LESS COST OF 1,400 SHARES IN TREASURY AT SEPTEMBER
    30, 1995 AND 8,500 SHARES AT DECEMBER 31, 1994                   (793)         (5,075)
 STOCK SUBSCRIPTIONS RECEIVABLE                                    (9,563)              0
 NOTE RECEIVABLE FROM OFFICER                                           0         (15,653)
                                                               ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                               $1,812,094      $1,480,944
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $2,305,264      $1,814,153
                                                               ==========      ==========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30  SEPTEMBER 30    SEPTEMBER 30   SEPTEMBER 30
                                       1995          1994            1995           1994
                                   ------------  ------------    ------------   ------------
REVENUES                            $1,516,130    $1,350,798      $4,513,760     $4,277,725
INTEREST INCOME                          3,332         2,864           6,972          4,858
                                    ----------    ----------      ----------     ----------
                                    $1,519,462    $1,353,662      $4,520,732     $4,282,583
                                    ----------    ----------      ----------     ----------
OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED          $1,172,967    $1,046,714      $3,386,703     $3,072,683
PROVISION FOR DOUBTFUL ACCOUNTS         33,000         3,514         120,000        232,926
GENERAL AND ADMINISTRATIVE             209,537       177,679         672,501        534,356
INTEREST                                 3,427           692           4,621          2,814
                                    ----------    ----------      ----------     ----------
                                     1,418,931     1,228,599       4,183,825      3,842,779
                                    ----------    ----------      ----------     ----------
INCOME BEFORE INCOME TAXES             100,531       125,063         336,907        439,804

INCOME TAXES                            11,352         2,050          33,957         13,955
                                    ----------    ----------      ----------     ----------
NET INCOME                          $   89,179    $  123,013      $  302,950     $  425,849
                                    ==========    ==========      ==========     ==========
NET INCOME
PER COMMON SHARE                    $     0.02    $     0.02      $     0.06     $     0.08
                                    ==========    ==========      ==========     ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                     NINE MONTHS ENDING
                                                              SEPTEMBER 30      SEPTEMBER 30
                                                                  1995              1994
                                                              ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                    $302,950          $425,849
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                  6,399             4,233
      Loss on Abandonment of Office Furniture                          0               514
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net                  (176,583)         (539,547)
        (Increase) in notes receivable from officers             (22,800)          (22,162)
        (Increase)/Decrease in prepaid expenses                  (77,039)          169,008
        (Decrease) in accounts payable                            (1,616)           (4,883)
        (Decrease) in accrued liabilities                           (141)              (67)
                                                                --------          --------
          CASH AND CASH EQUIVALENTS
          PROVIDED BY OPERATING ACTIVITIES                        31,170            32,945


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                               (7,901)           (8,751)
                                                                --------          --------
          CASH AND CASH EQUIVALENTS (USED) IN
                     INVESTING ACTIVITIES                         (7,901)           (8,751)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                          8,265             1,680
  Payment of note receivable from officer                         15,653                 0
  Proceeds from note payable to bank                             166,000                 0
                                                                --------          --------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                        189,918             1,680

 INCREASE IN CASH AND CASH EQUIVALENTS                           213,187            25,874

Cash and cash equivalents at beginning of period                  36,657           302,631
                                                                --------          --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                $249,844          $328,505
                                                                ========          ========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

NOTE B -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recorded an allowance for doubtful accounts of $120,000 as of September 30, 1995 due to the termination of three partial hospitalization programs licensed under (1) one hospital. All three programs were relicensed through another hospital effective July 1, 1995. The Company has negotiated a settlement agreement with the hospital for the payment of $447,730 in fees due the Company for patient claims paid to the hospital through April 30, 1995. The hospital is required to make various monthly installments through November 20, 1995. As of October 25, 1995, $300,000 of scheduled payments had been timely received.

The remaining receivable recoverable by the Company from this hospital is based on preliminary estimates of patient claims paid by the hospital's payors subsequent to April 30, 1995. These estimates could vary which may have a significant adverse effect on the actual amount recoverable by the Company.

NOTE C -- PREPAID EXPENSES

The direct cost of fees paid to outside consultants and other professionals incurred in assisting with the acquisition of Psychological Healthcare, Inc. have been capitalized as prepaid expenses. As of September 30, 1995, these fees approximated $65,000.

Psychological Healthcare operates outpatient mental health clinics. The Company plans to amortize all acquisition costs over the useful life of the Psychological Healthcare products and services. The specific terms of the purchase have not yet been finalized. In the event the acquisition is not consumated these items will be expensed.

NOTE D -- NOTE PAYABLE TO BANK

On April 12, 1995, the Company entered into a $500,000 line of credit agreement with a bank which expires May 1, 1996. At the expiration date, the then principal balance of the loan shall be convertible into a one year term loan with an initial due date of May 1, 1997, but with a five (5) year repayment schedule. The term loan is renewable for an additional term of one year. The loan bears interest at the rate of 11% per year and is secured by all the assets of the Company. As of October 25, 1995, no additional funds had been borrowed under this agreement.

NOTE E -- INCOME TAXES

The provision for income taxes represent current Federal and State income
taxes.   At September 30, 1995, the Company has available for financial reporting and Federal income tax purposes net operating loss carryforwards of approximately $1,140,000 which begin to expire in 2003. The provision for Federal income taxes is computed on annualized alternative minimum taxable
income at the alternative minimum tax rate.   The provision for State income
taxes is computed on annualized taxable income at current rates.

NOTE F -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive from stock options aggregations of 5,477,649 and 5,262,664 at September 30, 1995 and September 30, 1994 respectively.

NOTE G -- NEW BUSINESS

Effective November 1, 1995, the Company entered into an agreement to manage a 56 bed adult psychiatric program at Mission Community Hospital in San Fernando, California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATION
---------

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

At September 30, 1995 and December 31, 1994, the Company's working capital was $1,839,439 and $1,366,592 respectively. Overall liquidity is improving due to continuing profitable operations. The increase in working capital at September 30, 1995 over December 31, 1994 is due to the increase in revenue and an increase in Program accounts receivable. To support the expansion of revenues, the Company borrowed $166,000 under a line of credit agreement with a bank.
The nature of the Company's business requires significant working capital to fund operations of its Programs as well as to fund corporate expenditures until receivables can be collected. The concentration of the net accounts receivable balance at September 30, 1995 and December 31, 1994 is similar.

It is expected that cash flow from the Company's operating Programs will be sufficient to sustain current operations. However, expansion of the existing business through the opening of a significant number of additional Programs would likely require additional funding through the line of credit agreement described in Note D of the Notes to Financial Statements. The long term liquidity of the Company is dependent upon operating revenues being sufficient to offset Program operating expenses and all of its general and administrative costs. The Company's principal sources of liquidity for the remainder fiscal year 1995 are cash on hand, accounts receivable, internally generating cash flow from operating Programs, and the line of credit agreement.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

Comparison of the Three Months Ended September 30, 1995 to Three Months Ended
-----------------------------------------------------------------------------
September 30, 1994
------------------

Net revenues increased 12% for the quarter ended September 30, 1995 over the comparable quarter ended September 30, 1994.

The Company had fifteen (15) operational Programs during the quarter ended September 30, 1995 and fourteen (14) operational Programs during the quarter ended September 30, 1994. The increase in net revenues among comparative quarters is due to the increase in operating Programs among comparative quarters.

While there was an increase in revenue among comparative quarters, there has also been a corresponding increase in the cost of services provided. These increases primarily stem from the increase in program volume.

The provision for doubtful accounts at September 30, 1995 pertains to three Programs licensed under one hospital which were terminated in April 1995. The provision for doubtful accounts at September 30, 1994 pertained to two programs with one hospital which were terminated on June 30, 1994.

The increase in general and administrative expenses is primarily attributable to increased corporate marketing activities, and the various professional fees incurred in connection with the Company's expansion efforts.

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

The Company's revenue base is expected to increase during the remainder of 1995 due to the addition of new Programs expected to be operational in the fourth quarter of 1995. Due to the Company's dependency on a relatively small customer base presently consisting of seven (7) hospitals, the inability to collect any outstanding accounts receivable or the loss of any of its customers could have a significant adverse effect on the Company's operations.

Comparison of the Nine Months Ended September 30, 1995 to the Nine Months Ended
-------------------------------------------------------------------------------
September 30, 1994
------------------

Net revenues increased 6% for the nine months ended September 30, 1995 over the comparable period ending September 30, 1994.

The Company had sixteen (16) operational programs during the nine month period ended September 30, 1995 and fifteen (15) operation programs during the nine month period ended September 30, 1994. The increase in net revenues is due to the increase in operating programs among comparative periods.

Where there was an increase in revenue among periods, there has also been a corresponding inrease in the cost of services provided. These increases primarily stem from the increase in program volume.

The provision for doubtful accounts at September 30, 1995 pertains to three programs licensed under one hospital which were terminated in April of 1995. The provision for doubtful accounts at September 30, 1994 pertained to two programs with one hospital which were terminated on June 30, 1994.

The increase in general and administrative expenses is primarily attributable to corporate marketing activities and the various professional fees incurred in connection with the Company's expansion efforts.

                                    PART II

                               OTHER INFORMATION
                               -----------------

ITEM 1   LEGAL PROCEEDINGS

         Not applicable.


ITEM 2   CHANGES IN SECURITIES

         Not applicable.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5   OTHER INFORMATION

         Not applicable.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.





                                     OPTIMUMCARE CORPORATION
                                     A Delaware Corporation





Dated November 13, 1995              By: /s/  EDWARD A. JOHNSON
                                         -----------------------------------
                                         Edward A. Johnson President &
                                         Principal Financial Officer