Form 10-K
period 1995-12-31
OPTIMUMCARE CORP /DE/
filed 1996-04-01
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)
( X ) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995 or

(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)
For the transition period from                  to
                               ----------------    -------------
         Commission File Number: 0-17401



                             OPTIMUMCARE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           33-0218003
                  --------                           ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

         30011 Ivy Glenn Drive, Suite 219
         Laguna Niguel, California                   92677
         -------------------------                   -----
         (Address of principal                       (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (714) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange on
Title of Each Class                   Which Registered
- -------------------                   ----------------

None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

                         COMMON STOCK, -$.001-PAR-VALUE
                                (TITLE OF CLASS)

The aggregate market value of the voting stock held by non-affiliates of the Company on March 11, 1996 (4,094,786 shares of Common Stock) was $4,627,105 based on the bid price of the Company's voting stock on March 11, 1996.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of March 11, 1996 was:

                        Common Stock, -  4,938,509 shares
                        $.001 par value




Documents Incorporated by Reference


None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /








* This value is not intended to make any representation as to value or worth of the Company's shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

                                     PART I


ITEM 1 - BUSINESS

(a) General Development of Business

OptimumCare Corporation (the "Company") was incorporated in California on November 25, 1986 and was reincorporated in Delaware on June 29, 1987. In mid-1987, the Company commenced the development and marketing of health care facility-based programs ("Programs") to be managed by the Company for the treatment of depression and certain other mental health disorders ("PsychPrograms"), as well as programs for alcohol and drug abuse ("Treatment Programs"). After the Company obtains a contract for the establishment of one or more Programs at a host health care facility, the Company recruits and trains the staff needed to operate its programs. Typically, the host health care facility provides a specified number of beds for the Program, as well as all other support services required for the operation of the Program, including nursing, dietary, housekeeping, billing and other administrative functions. The Company recruits and trains the staff to operate the Program. The Company's staffing of a Program will usually include a medical director, a program director, a psychologist, a chief therapist and one or more counselors or social workers.

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a per patient management fee which depends on the scope of services provided by the Company number of beds, rates charged and reimbursements received by the facility, and in some instances, a fixed monthly administrative fee and reimbursement of certain direct program costs. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. The health care facility pays the Company a fixed management fee per patient which approximates $160 per patient day or in some cases, a reimbursement of direct costs plus a per patient per day incentive fee and a percentage of overhead fee, and a fixed management fee per visit which approximates $85 per visit or in some cases, a percentage of collected revenues for outpatient contracts. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

As of March 11, 1996, the Company has thirteen (13) Programs that are hosted by six (6) hospitals: Five PsychPrograms through Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, two PsychPrograms at St. Francis Medical Center, Lynwood, California, one PsychProgram at Brotman Medical Center, Culver City, California, one PsychProgram at Samaritan Health System D/B/A Samaritan Medical Center, San Clemente, California, two PsychPrograms through Sherman Oaks Hospital and HealthCenter, Sherman Oaks, California, and two PsychPrograms at Mission Community Hospital, San Fernando, California.

(b) Financial Information About Industry Segments

The Company competes in one industry segment which is the development, marketing and operation of Programs.

(c) Narrative Description of the Business

(i) and (ii) Products

OptimumCare's PsychPrograms ("PsychProgram")

The PsychProgram is a medically-supervised psychiatric care program for certain types of mental health disorders that is offered on both an inpatient and outpatient basis. The PsychProgram is directed at assisting the patient to return to a normal life. The PsychProgram is designed to treat patients with neuroses and personality disorders; however, the Company's marketing focus is to attract patients who exhibit symptoms of depression. Patients suffering from depressive mental illness manifest, among other things, loss of interest in the world generally, loss of activity and capacity to love, sadness, hopelessness, fatigue, boredom, restlessness, loss of belief in personal future, anxiety and feelings of ill-at-ease. At the outset, a patient receives a physical examination and diagnostic testing to eliminate any physical illnesses which may evidence some symptoms of mental disorders.

Each PsychProgram also includes individual and group therapy and a full daily regimen of activities including sessions for relaxation, assertiveness training, exercise and men's and women's sexual awareness. The Company estimates that the average stay for a patient in a PsychProgram will be 7-10 days.

OptimumCare's Partial Hospitalization Program ("Partial Hospitalization")

Partial Hospitalization is a new behavioral medicine outpatient product that provides daytime treatment programs that employ an integrated and individualized schedule of recognized psychiatric treatment modalities.

Partial Hospitalization is a treatment approach developed as an alternative to inpatient treatment. It includes the major psychiatric evaluation and treatment modalities (both psychosocial and biological), which are usually found in a comprehensive psychiatric inpatient program. It is designed for voluntary patients with serious mental disorders who require intensive and multi-disciplinary treatment which cannot be provided in an outpatient setting. By offering a medically-supervised alternative to inpatient treatment, it provides a more flexible, less costly and less restrictive form of treatment.

Partial Hospitalization can be utilized by individuals who are mentally or emotionally impaired, but who are able to be maintained in the community at least part of each day, and present little risk of imminent danger to themselves or others. The Company believes that the benefits of partial hospitalization include: lessening the disruption of social, family, and community ties; allowing the patient to test new skills in a more natural environment than a hospital setting; providing a treatment milieu that fosters independence and self reliance; allowing daily feedback from the home environment thereby closely involving members of the patient's family or supportive environment in the treatment program; providing flexibility in the number of treatment days per week thus allowing a patient to pursue other activities such as a shortening of the inpatient stay or preventing the need for full hospitalization.

Expansion of Products

The Company is seeking to expand the scope of psychological services it offers by acquiring entities which offer complimentary mental health services.

Negotiations are currently underway to purchase Psychological Healthcare, Inc. and Care Source, Inc. Psychological Healthcare operates outpatient mental health clinics. Care Source provides management and other administrative behavioral healthcare services to skilled nursing and other similar bed and board facilities. Although there is no definitive agreement as of December 31, 1995, the Company believes that the transaction will close in the second quarter of 1996.

The Company believes that it can more effectively market its services to managed care payors by increasing the scope of services it provides.

Staffing

The PsychProgram and Partial Hospitalization Programs are staffed by the Company with a medical director, a program manager, and in some cases, a psychologist, a chief therapist, and at least one counselor or social worker. The key staff members are the medical director and the program manager. The medical director is a licensed psychiatrist who is a staff member of the host health care facility and is engaged as an independent contractor charged with the responsibility for overseeing the administration of the Program from a medical/regulatory compliance viewpoint. In addition to the medical director who is responsible for administering the clinical aspects of the contract, the Company often engages co-medical directors in each community in which a Program is located. These co-medical directors are licensed psychiatrists or psychologists. They provide administrative assistance to a Program and represent it at various professional activities in the local community. The co-medical directors are compensated at a fixed monthly rate, depending on the amount of time they commit to supporting the Company's Programs. The Company's employees and contractors at each program are subject to approval and pre-employment screening by the host health care facility. The Company has not experienced any difficulty in locating qualified medical directors from the hospital staff to affiliate with the Company's Programs. The program manager is a full time employee of the Company and usually has completed either a bachelor's or master's degree program in psychology or social work, but is principally a marketing representative of the Company. Program managers are officed at their respective Program's facility.

Contract Operations

The Company provides a host health care facility with staff recruitment, a two-week pre-opening in-service nurse and hospital employee training program, program management, continuing education, community education, ongoing public relations and program quality assurance.

The Company provides these training programs to the host health care facility at no charge. Nursing, dietary, X-ray, laboratory, housekeeping, admissions and billing are the responsibility of the host health care facility.

Existing contracts range from a period of one to five years and may be renewed for subsequent terms, of usually one year periods. In some cases, if the Company does not maintain a stipulated minimum average daily census for specified periods the health care facility may terminate the contract on reasonable notice to the Company.

Payment for Services

Patients are screened by the host healthcare facility prior to admission. Screening procedures include verification of the existence and extent of insurance coverage.

It is the host health care facility's responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for the total patient days of service provided at the specified contract rate. Generally, the Company bills the host health care facility fifteen (15) days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients' bad debts experienced by the host health care facility.

Many of the hospitals the Company contracts with have a large number of Medicare and Medicaid patients. However, the Company has negotiated with these hospitals whereby they are paid either a flat per diem rate or a per diem rate with a hold back for days ultimately denied. Thus, the Company is not directly dependent on Medicare or Medicaid for payment under its contracts. It is unknown, whether in the future other contracts or programs will be dependent on a disproportionate amount of Medicare/Medicaid patients.

Marketing

The Company's marketing efforts are primarily directed toward increasing the number of management contracts by either the takeover of existing programs operated by others or the establishment of new Partial Hospitalization or PsychPrograms in geographically desirable areas. The Company believes that their ability to secure new contracts is based on its reputation as a quality provider coupled with its history of low length of patient stays resulting in less uncompensated care.

Sales calls are primarily directed at health care facilities which may be experiencing a low or declining patient census and facilities in geographically desirable areas. After a contract is obtained, the Company prepares a detailed marketing development strategy aimed at attracting patients to the Programs.

The program director for each PsychProgram at the host health care facility develops a media press kit for each Program. The program director coordinates all local advertising consistent with the Company's overall marketing plan. Each program director implements a local market development strategy to increase the public awareness of the Program, including the establishment of a media appearance and community speakers bureau which are referred to the broadcast media for further exposure. The co-medical directors direct local continuing professional education and community service programs on an as-needed basis. The host hospital's administrative and medical staffs are also encouraged to participate in community relations activities.

Direct marketing to psychiatrists, psychologists and other licensed professionals by the Company is emphasized because these individuals motivate potential patients to seek inpatient treatment for their mental health. The Company's marketing approach to physicians and clinicians emphasizes involvement through one-on-one communication with the professionals who will provide patient referrals. These professionals are invited to the Company-sponsored community relations activities, speaker programs and continuing education seminars.


(iii) Raw Materials

Inapplicable.

(iv) Patents and Trademarks

The Company holds a federal service mark, Registration #1628745, for its tradename "OptimumCare". The Company has marketed its programs under the names "OptimumCare PsychProgram" and "OptimumCare Treatment Program".

(v) Seasonality

The Company has noted a trend that its business appears to be susceptible to some seasonal variation. Census tends to substantially decrease near various holidays, particularly during the fourth quarter.

(vi) Working Capital Items

The Company expects to experience an initial one-time maximum delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities.

(vii) Dependence on a Few Customers

The Company presently has thirteen (13) Programs operating through six (6) hospitals. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such event could have a material adverse effect on the Company.

(viii) Backlog

Inapplicable.

(ix) Government Contracts

The Company is not currently a party to any government contract.

(x) Competition

The Company competes with other health care management companies for contracts with acute care hospitals. Also, the Company's Programs will compete for patients with the programs of other hospitals and other health care facilities. The success of the Company's Programs is also dependent on its ability to establish relationships with sources of patient referrals.

The Company's principal competitors include Charter Medical Corporation, Community Psychiatric Centers, Comprehensive Care Corporation, Mental Health Management and Horizon Health Services, all of which have greater financial and other resources and more experience than the Company. In addition, some health maintenance organizations ("HMOs") offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, nor coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

Other health care facilities offer comparable programs which compete with the Company's Programs in each service area. The Company believes, however, that in general its marketing efforts are primarily effective within a ten (10) mile radius around the host hospital and that patients outside such radius are not directly affected by such advertising unless their personal physician has admitting privileges and recommends the Company's program at that host hospital.

The Company believes that the principal competitive factors in obtaining contracts with health care facilities are experience, reputation for quality programs, the availability of program support services and price. The primary competitive factors in attracting referral sources and patients are marketing, reputation, record of success, quality of care and location and scope of services offered by a host health care facility. The Company implements active promotional programs and believes it is competitive in attracting referral sources and patients based on these factors.

(xi) Research and Development

Inapplicable.

(xii) Government Regulation and or Environmental Protection

The health care industry is extensively regulated by federal, state and local governments. Regulations which affect the Company relate to controlling the growth of health care facilities, requiring licensure of the host health care facility, requiring certification of the Program at the host facility and controlling reimbursement for health care services. Licensure of facilities and certification of Programs are state requirements, while certification for Medicare is a federal requirement. Compliance with the licensure and certification requirements is monitored by annual on-site inspections by representatives of the licensing agencies. Loss of licensure or Medicare certification by a host facility could result in termination of such contract.

Certificate of need ("CON") laws in some states require approval for capital expenditures in excess of certain threshold amounts, expansion of bed capacity or facilities, acquisition of medical equipment or institution of new services. If a CON must be obtained, it may take up to 12 months to do so, and in some instances longer, depending upon the state involved and whether the application is contested by a competitor or the state agency. CON's usually are issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time. Certain states, including California, Texas, Utah, Colorado and Arizona, have enacted legislation repealing CON requirements for the construction of new health care facilities, the expansion of existing facilities and the institution of new services. Some states have enacted or have under legislative consideration "sunset" provisions which require the review, modification or deletion of these statutes when no longer needed. The Company is unable to predict whether such legislative proposals will be enacted but believes that the elimination of CON requirements positively impacts its business.

The Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"), at a facility's request, will participate in the periodic surveys which are conducted by state and local health agencies to ensure continuous compliance with all licensing requirements by health care facilities. JCAHO accreditation satisfies certain of the certification requirements for participation in the Medicare and Medicaid programs. A facility found substantially to comply with JCAHO standards receives accreditation. A patient's choice of a treatment facility may be affected by JCAHO accreditation considerations because most third-party payers limit coverage to services provided by an accredited facility. All of the hospitals currently under contract with the Company have received JCAHO accreditation.

The laws of various states in which the Company may choose to operate, including California, generally prevent corporations from engaging in the practice of medicine. These laws (e.g., Section 2052 of the California Business and Professions Code), as well as applicable case law, were enacted to protect the public from the rendering of unnecessary medical or other services for treatment of the ill. Although the Company has not obtained a legal opinion, it believes that the establishment and operation of Programs will not cause it to be engaged in the "practice of medicine" as that term is used in such laws and regulations. These laws and regulations are subject to interpretation and, accordingly, the issue is not free from doubt. Since the Company has not sought or obtained any rulings, there can be no assurance that state authorities or courts will not determine that the Company is engaged in the unauthorized practice of medicine. If such a determination is made and is not overturned, the Company would have to terminate its operations in that state.

The Company's medical directors are engaged to provide administrative services, including but not limited to planning the clinical program, supervising the clinical staff, establishing standards of professional care, advising the Company and staff on questions of policy. The co-medical directors conduct public relations activities and assist the Company in marketing. Although the Company has not obtained a legal opinion, it believes that the proposed agreements between the Company and its medical and co-medical directors do not violate any fee-sharing prohibitions. The federal prohibition, as it relates to the Medicare program, is found at 42 U.S.C. 1320a-7b. Such prohibitions are found in Section 650 of the California Business and Professional Code and
Section 445 of the California Health and Safety Code, as well as comparable statutes in other states. However, future judicial, legislative or administrative interpretations of these arrangements could prohibit the Company from hiring professionals which could have a materially adverse effect on the Company.

Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. The Company is practiced in administrating "managed care type" programs and is familiar with the pressures of improving productivity and reducing costs.

(xiii) Employees

As of February 29, 1996, the Company employed 121 persons full-time and fifty-two (52) persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales Inapplicable.

ITEM 2 - PROPERTIES

The Company maintains its corporate offices in an approximately 2,200-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,880 which expires June 30, 1996. The Company began leasing an additional satellite corporate office in Playa Del Rey, California November 1, 1995 under a lease agreement providing for a monthly base rent of $1,900 which expires October 31, 1996. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the terms will be extended thereafter on similar terms.

The Company has also leased space under five separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement is on a month to month basis. The remaining agreements expire September 30, 1996, June 3, 1997, June 23, 1997 and June 30, 1997 respectively. The lease which expires June 30, 1997 contains five (5) one (1) year options to extend the lease. Aggregate monthly payments total $10,432,60 and are fully reimbursed through subleases with the Company's host hospitals.

ITEM 3 - LEGAL PROCEEDINGS

Inapplicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 5, 1995, the Company held its annual Meeting of Stockholders. At the meeting, Edward A. Johnson, Gary L. Dreher, Jon Jenett and Michael S. Callison were each elected as Directors of the Company with 4,601,001 shares voting for the Director nominees and 17,900 shares withholding authority to vote. The meeting was continued to December 22, 1995 for consideration of the adoption of the 1994 Stock Option Plan. The adoption of the plan requires a majority vote of the outstanding shares. The Plan was adopted with 2,503,337 shares voting for the Plan, 247,604 shares voting against the Plan and 54,974 shares abstaining from voting.

                                     PART II

         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         (a) Market Information

         The Company's common stock is currently quoted on the over the counter "OTC" electronic bulletin board under the symbol OPMC.

                                      High Bid             Low Bid
                                      --------             -------
1995:
- ----
Fourth Quarter                         1 1/4               1 5/16
Third Quarter                          1 1/4               29/32
Second Quarter                         1 7/32              21/32
First Quarter                          7/8                 3/4

- ----------




1994:
- ----
Fourth Quarter                         7/8                 3/4
Third Quarter                          1                   23/32
Second Quarter                         31/32               3/4
First Quarter                          7/8                 5/8

- ----------

         The listed prices represent inter-dealer quotations, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         (b) Holders

         The approximate number of holders of record each class of the Company's common equity securities as of the close of business on March 11, 1996 is set forth below:

                                                       Approximate
         Title of Class                          Number of Record Holders
         --------------                          ------------------------
         Common Stock, $.001 par value                     300

         (c) Dividends

         The Company has never paid or declared dividends on its Common Stock.

         ITEM 6 - SELECTED FINANCIAL DATA

         The following selected financial data should read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 1995 and December 31, 1994 and for each of the fiscal years in the three year period ended December 31, 1995 are derived from the Company's Financial Statements for such years audited by Ernst & Young LLP which Financial Statements are included elsewhere herein.

                       STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

================================================================================
                            1995        1994        1993        1992        1991
================================================================================
NET REVENUES          $6,027,122  $5,596,283  $3,825,613  $2,314,376  $2,222,220
- --------------------------------------------------------------------------------
NET INCOME                 2,070     465,045     365,189     127,045     183,037
- --------------------------------------------------------------------------------
NET INCOME PER
SHARE OF COMMON
STOCK                        .00         .09         .07         .03         .04
- --------------------------------------------------------------------------------
WEIGHTED NUMBER
OF SHARES
OUTSTANDING            5,432,748   5,239,503   5,139,080   4,908,909   4,888,509
================================================================================



                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31

================================================================================
                            1995         1994         1993       1992       1991
- --------------------------------------------------------------------------------
TOTAL ASSETS          $2,059,537   $1,814,153   $1,299,215   $917,779   $659,369
- --------------------------------------------------------------------------------
CURRENT ASSETS         1,739,112    1,699,801    1,237,885    904,072    639,857
- --------------------------------------------------------------------------------
CURRENT
LIABILITIES              381,531      333,209      269,343    249,701    118,336
- --------------------------------------------------------------------------------
NET WORKING
CAPITAL                1,357,581    1,366,592      968,542    654,371    521,521
- --------------------------------------------------------------------------------
LONG-TERM
OBLIGATIONS              166,000            0            0          0          0
================================================================================

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Liquidity and Capital Resources

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994.
At fiscal year end 1995 and 1994, the Company's working capital was $1,357,581 and $1,366,592 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were $159,554 and ($191,639) for the years ended December 31, 1995 and 1994, respectively. The increase was primarily attributable to increase in program accounts receivable due to an increase in program volume.

Cash flows used in investing activities were ($215,196) and ($63,362) for the years ended December 31, 1995 and 1994, respectively. The decrease in cash was primarily attributable to deferred acquisition costs incurred in connection with the proposed acquisitions of two companies performing complimentary mental health services.

The cash flows from financing activities was $189,917 and ($13,973) for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to draws on the Company's line of credit agreement with a bank. The credit agreement expires May 1, 1996, but is convertible into a one year term loan with an initial due date of May 1, 1997 but with a five (5) year repayment schedule. As of March 11, 1996, approximately $260,000 is available for future draws on of the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1996 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993.
At fiscal year end 1994 and 1993, the Company's working capital was $1,366,592 and $968,542 respectively. The increase in working capital at December 31, 1994 over December 31, 1993 was primarily due to the increase in Program accounts receivable due to the increase in Program volume. The nature of the Company's business requires significant working capital to fund operations of its Programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable would materially and adversely affect the Company's liquidity. During 1994, the Company wrote off approximately $142,000 in billings to an entity who leased facilities from a hospital which filed bankruptcy in June, 1994.

The Company's cash flow at fiscal year end 1994 declined due to the significant increase in receivables. However, through March 7, 1995, the Company collected approximately $1,000,000 against total receivables which existed at fiscal year end 1994, thereby improving the Company cash position considerably.

(b) Results of Operations

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994
The Company operated seventeen (17) programs during the year ended December 31, 1995 and sixteen (16) programs during the year ended December 31, 1994. The Company currently has thirteen (13) operating programs. Net Revenues were $6,027,122 and $5,596,283 for the years ended December 31, 1995 and 1994 respectively. The increase in revenues in 1995 over 1994 is due to the greater number of total operating programs among years and a greater number of inpatient psychiatric programs operating for a greater portion of 1995 versus 1994. The Company typically earns a larger management fee on managing inpatient versus partial hospitalization programs. In addition, the volume of patient days treated through inpatient programs is greater than those treated through partial hospitalization programs.

Cost of services provided were $5,022,040 and $4,238,555 for the years ended December 31, 1995 and 1994 respectively. The increase in the cost of services provided among years is primarily due to the increase in program volume among years and an expanded scope of services provided in connection with certain contracts such as nursing, transportation and lease costs.

Selling, general and administrative expenses have increased over the prior year due to increased corporate marketing wages and activities, and various professional fees incurred with the Company's contract and business acquisition efforts.

The provision for uncollectible accounts decreased from the prior year due to the termination of two contracts with one entity which leased facilities from a hospital which filed bankruptcy in June, 1994.

Net income was $2,070 and $465,045 for the years ended December 31, 1995 and 1994, respectively. The decrease was primarily attributable to increased cost of services provided and increased sales and marketing efforts.

The Company does not know of any events which are likely to materially change the costs of operating its Programs; however, if the mix of individual operating programs remains stable, and revenues increase significantly, gross profit should rise favorably and disproportionately to the increase in cost for such Programs. During 1995 and 1994, the mix of programs changed significantly. Conversely, if the patient census and the resulting revenue decreases (especially below the minimum break even level) costs will be disproportionately high in relation thereto which would adversely impact the results of operations and the Company's available resources. In that event, the Company may not have enough operating capital to continue operations.

The Company's revenue is expected to increase in 1996 due to higher census under existing contracts and a larger number of programs operational for the entire year. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered by the acquisition of complementary businesses currently exist. However, it is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion. Due to the Company's dependence on a relatively small customer base presently consisting of only six
(6) hospitals, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent audit of the financial statements for the fiscal year ended December 31, 1995. In addition, the Company wrote off approximately $36,000 in billings to one entity in 1995, and $142,000 in billings to one hospital in 1994.

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993.
The Company operated sixteen (16) Programs during the year ended December 31, 1994 and fourteen (14) Programs during the year ended December 31, 1993. The increase in revenues in 1994 over 1993 is due to the greater number of operating Programs among years, and increased volume at the individual Programs. This increase was compounded due to the fact that a majority of the new Programs which were opened in 1993 were opened during the latter half of the year.

The increase in the cost of services provided among years is directly due to the increase in revenues.

Selling, general and administrative expenses increased over the prior year due to increased wages and benefits resulting from the addition of a Vice President of Corporate Marketing and Development in 1994, as well as an executive bonus program based on the Company's profits.

The provision for uncollectible accounts increased over the prior year due to the termination of two contracts with one entity which leased facilities from a hospital which filed bankruptcy in June, 1994.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             OPTIMUMCARE CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

         See pages F1 through F11 of this Form 10-K and Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

NAME                       AGE               POSITION
- ----                       ---               --------
Edward A. Johnson          50       President, Principal Financial
                                    Officer, Secretary and Chairman of the Board
Gary L. Dreher             49       Director

Michael S. Callison        57       Director, Vice President of
                                    Corporate Development

Jon E. Jenett              43       Director

Each director serves for a term of one year or until his successor has been elected and qualified. Each executive officer serves at the pleasure of the Board of Directors. Directors do not receive any director's fees or other compensation for their services, as such, but receive reimbursement for their expenses in attending meetings of the Board of Directors.

(c) Identification of Certain Significant Employees

Inapplicable.

(d) Family Relationships

Inapplicable.

(e) Business Experience

Mr. Johnson has been President, Chief Executive Officer and Chairman of the Board of the Company since co-founding the Company in November 1986. During May, 1990, Mr. Johnson assumed the role of Principal Financial Officer following the resignation of the former Chief Financial Officer. From August 1985 through July 1986, he was Executive Vice President of Behavioral Medicine Corporation, a joint venture between The Voluntary Hospital Association of America and Comprehensive Care Corporation.

Mr. Johnson's duties principally included the development of psychiatric and substance abuse programs for hospitals throughout the United States. From 1969 until August 1985, Mr. Johnson was employed in various positions with Comprehensive Care Corporation, a significant provider of management programs for psychiatric disorders and substance abuse. Mr. Johnson's most recent position at Comprehensive Care Corporation was the Executive Vice President of Operations. His principal duties were to develop and implement marketing systems for that company's programs. Mr. Johnson received a M.S. degree in Psychology from Colorado State

College in 1966 and is licensed in California as a Marriage and Family
Counselor.

Mr. Dreher was elected to the Board of Directors during September, 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. For the past four years, he has served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests. From 1984 to 1991, he was Vice President of Sales at Ventrex Laboratories, a manufacturer of Diagnostic Tests for medical and biotechnology markets.

Mr. Callison was elected to the Board of Directors during September, 1993. He received his B.A. degree in Economics from the University of Puget Sound, Tacoma, Washington in 1966. In 1994, Mr. Callison was promoted to Vice President of Marketing and Development. From 1990 to 1993, he was a sales and marketing consultant to the Company, assisting in business development and responsible for securing various key management contracts for the Company. From 1984 to 1990, Mr. Callison was a Senior Account Executive for the Hill-Rom Company, responsible for marketing hospital patient room furniture.

Mr. Jenett was elected to the Board of Directors during December, 1995. He received his B.A. degree in Economics from Harvard College in 1974 and his M.B.A. from Stanford Business School in 1978. For the past five years, he has served as the Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public an private companies.

(f) Involvement in Certain Legal Proceedings

Inapplicable.

         ITEM 11 - EXECUTIVE COMPENSATION

         (a) Cash Compensation

         The following table sets forth the elements of compensation paid, earned or awarded for the sole executive of the Company. All aspects of executive compensation is determined by the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                             LONG TERM COMPENSATION
======================================================================================================
                            ANNUAL COMPENSATION                 AWARDS         PAYOUTS
- ------------------------------------------------------------------------------------------------------
NAME &                                         OTHER                                        ALL OTHER
PRINCIPAL                                      ANNUAL     RESTRICTED  OPTIONS  PAYOUTS      COMPEN-
POSITION            YEAR  SALARY($)  BONUS($)  COMPEN-    STOCK       /SARs    ($)          SATION ($)
                                               SATION($)  AWARDS($)
- ------------------------------------------------------------------------------------------------------
                    1995   $144,000   $40,259                                           $11,602 (1)(2)
EDWARD A. JOHNSON,  1994    144,000    61,703                                            11,196 (1)(2)
 PRESIDENT          1993    154,021    32,811                                             8,626 (1)(2)

MULU G. MICHAEL,    1995   $103,433   $30,833
 VICE PRESIDENT OF  1994     67,500    14,072
 CLINICAL           1993     26,500     1,692
 OPERATIONS

LESTER H. HARMAN    1995   $ 74,218   $38,430                                           $ 1,800 (1)
 REGIONAL           1994     60,000    37,295                                             1,800 (1)
 MARKETING          1993     45,000    11,550                                             1,350 (1)
 MANAGER
======================================================================================================

         #        NUMBER OF UNITS
         $        DOLLAR AMOUNTS
         (1)      CAR ALLOWANCE
         (2)      LIFE INSURANCE PREMIUMS

(b) Compensation Pursuant to Plans

Stock Option Plans

The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provides for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986. The Plan terminates on July 28, 1997. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 19,000 shares were exercised during fiscal year ended December 31, 1995. There are currently 317,500 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

The exercise price of incentive stock options granted under the Plan is required to be not less than the fair market value of the common stock on the date of grant (110% in the case of a greater than 10% stockholder). The exercise price of nonqualified stock options can be no less than 85% of the fair market value on the date of grant, although the Company does not intend to grant any such stock options at less than fair market value. In the discretion of the Board, the exercise price may be payable in cash, by delivery of a promissory note or in Common Stock of the Company.

The options are subject to forfeiture upon termination of employment or other relationship with the Company except by reason of death or disability and are nonassignable. Options may be granted for terms up to 10 years (five years in the case of incentive stock options granted to greater than 10% stockholders). No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. Options granted under the Plan to officers, employees or consultants may be exercised only while the optionee is employed or retained by the Company or within six (6) months after termination of the employment or consulting relationship by reason of death or permanent disability, and three months after termination for any other reason.

On December 31, 1991, the Board of Directors granted additional options under the Plan to Edward A. Johnson to purchase 27,500 shares and Michael S. Callison to purchase 25,000 shares. The option exercise price is $ .21 per share. The options have a five year term and vest immediately. On August 23, 1993, the Board of Directors granted additional options under the Plan to Michael S. Callison to purchase 25,000 shares and Gary L. Dreher to purchase 25,000 shares. The option exercise price is $ .30 per share. The options have a five year term and vest immediately.

On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan was approved by the stockholders on December 22, 1995 and provides for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue

Code of 1986. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. Options to purchase an aggregate of 250,000 shares were granted during fiscal year ended December 31, 1995 including options under the Plan to Jon E. Jenett to purchase 25,000 shares. The option exercise price is $.93 per share. The options have a five year term and vest immediately. No options were exercised during fiscal year ended December 31, 1995. There are currently 475,000 shares subject to option outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

The exercise price of incentive stock options granted under the Plan is required to be not less than the fair market value of the common stock on the date of grant (110% in the case of a greater than 10% stockholder). The exercise price of nonqualified stock options can be no less than 85% of the fair market value on the date of grant, although the Company does not intend to grant any such stock options at less than fair market value. In the discretion of the Board, the exercise price may be payable in cash, by delivery of a promissory note or in Common Stock of the Company.

The options are subject to forfeiture upon termination of employment or other relationship with the Company except by reason of death or disability and are nonassignable. Options may be granted for terms up to 10 years (five years in the case of incentive stock options granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. Options granted under the Plan to officers, employees or consultants may be exercised only while the optionee is employed or retained by the Company or within six (6) months after termination of the employment or consulting relationship by reason of death or permanent disability, and three months after termination for any reason.

         Options/SAR Grants in Last Fiscal Year

         The following table sets forth certain information concerning Options/SARs granted during 1995 to the named executives:

=======================================================================================================
                                                                       POTENTIAL REALIZABLE
                                                                    VALUE AT ASSUMED ANNUAL
                        INDIVIDUAL GRANTS                              RATES OF STOCK PRICE
                                                                    APPRECIATION FOR OPTION
                                                                                       TERM
- -------------------------------------------------------------------------------------------------------
                             % OF TOTAL
                             OPTIONS/SARs
                             GRANTED TO    EXERCISE OF                                       GRANT DATE
               OPTIONS/SARs  EMPLOYEES     BASE PRICE   EXPIRATION                              PRESENT
    NAME            GRANTED  IN FISCAL     ($/SHARE)          DATE        5%($)      10%($)  VALUE ($)*
                             YEAR
- -------------------------------------------------------------------------------------------------------
JON E. JENETT        25,000      .10%         $.93        8/8/2000        6,750      14,500       6,792
=======================================================================================================


    * Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company's stock. The estimated present value of each stock option is $.35 based on the following inputs:

         Stock Price (Fair Market Value) at Grant (8/8/95)    $  .9375
         Exercise Price                                          .93
         Expected Option Term                                  5 years
         Risk-Free Interest Rate                                 6.25%
         Stock Price Volatility                                    14%
         Dividend Yield                                             0%

         The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and
         (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1995 to December 31, 1995.

         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table summarizes options and SARs exercised during 1995 and presents the value of unexercised options and SARS held by the named executives at fiscal year end:

======================================================================================================
                                                                                              VALUE OF
                                                                        NUMBER OF  UNEXERCISED IN-THE-
                                                                      UNEXERCISED   MONEY OPTIONS/SARs
                     SHARES ACQUIRED ON                           OPTIONS/SARS AT   AT FISCAL YEAR-END
       NAME          EXERCISE (#)        VALUE REALIZED ($)  FISCAL YEAR-END (#)*                ($)**
- ------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON            0                   0                        300,000              254,625
- ------------------------------------------------------------------------------------------------------
MICHAEL S. CALLISON          0                   0                        100,000               68,375
- ------------------------------------------------------------------------------------------------------
GARY L. DREHER               0                   0                         75,000               45,475
- ------------------------------------------------------------------------------------------------------
JON E. JENETT                0                   0                         25,000                5,000
======================================================================================================

         *        All options are exercisable at fiscal year-end

         ** The difference between fair market value at 3/11/96 and the exercise price.

         (c)  Other Compensation

         In Addition to all other options held by him, Mr. Johnson received on December 31, 1991, five years options to purchase 222,500 shares of the Company's Common Stock. The option exercise price is $.21 per share. The options have a five year term and vest immediately. The shares issuable upon exercise of these options are subject to certain restrictions. The Company has also obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

         (d)  Compensation of Directors

         Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Michael S. Callison received $84,000 of wages as Vice President of Marketing and Development in 1995. Mr. Dreher received $20,000 in marketing fees during 1995 for the marketing of the Company's programs to the hospitals during 1995.

         (e)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The entire Board of Directors is responsible for determining the Chief Executive Officer's compensation. The Board's philosophy has been to offer a stable base salary plus a monthly bonus based on a percentage of corporate monthly profits before income taxes.

         The committee's approach to base compensation is to offer competitive salaries in comparison with market practices. However, base salaries have become a relatively smaller element in the total executive officer compensation package as the Company has introduced incentive compensation programs which it believes reinforce strategic performance objectives.

         STOCK PERFORMANCE GRAPH

         The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 1995 as well as the U.S. NASDAQ stock market index and the S&P Hospital Management Index.

         The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

                [PERFORMANCE GRAPH - PLOT POINTS IN TABLE BELOW]


                                           OPMC            S&P            NASDAQ
                                           ----            ---            ------
DEC 31, 1990                               100             100             100
DEC 31, 1991                                76              86              57
DEC 31, 1992                                38              65              79
DEC 31, 1993                               120              96             109
DEC 31, 1994                               176             102             126
DEC 31, 1995                               225             142             176

Note: The stock performance graph assumes $100 was invested on January 1, 1990.

         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         (a) and (b) Security Ownership

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 11, 1996, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors; and (iii) by all directors and officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

================================================================================
                                 AMOUNT & NATURE OF
       NAME (1)                BENEFICIAL OWNERSHIP             PERCENT OF CLASS
- --------------------------------------------------------------------------------
EDWARD A. JOHNSON                       617,426 (2)                        11.6%
- --------------------------------------------------------------------------------
MICHAEL S. CALLISON                     430,000 (3)                         8.5%
- --------------------------------------------------------------------------------
GARY L. DREHER                          138,800 (4)                         2.8%
- --------------------------------------------------------------------------------
JON E. JENETT                            50,000 (5)                         1.0%
- --------------------------------------------------------------------------------
DR. LINDSEY ROSENWALD                   282,500                             5.7%
- --------------------------------------------------------------------------------
ALL OFFICERS AND
DIRECTORS AS A GROUP (4
PERSONS)                              1,236,226 (6)                        22.0%
================================================================================

         (1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, South Laguna, CA 92677; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92686; Mr. Jenett - 8 South Vista De La Luna, South Laguna, CA 92677; Dr. Lindsey Rosenwald - 375 Park Avenue, Suite 1501, New York, New York 10152.

         (2) Includes presently exercisable options to purchase 400,000 shares of Common Stock.

         (3) Includes presently exercisable options to purchase 125,000 shares of Common Stock.

         (4) Includes presently exercisable options to purchase 100,000 shares of Common Stock.

         (5) Includes presently exercisable options to purchase 50,000 shares of Common Stock.

         (6) Includes presently exercisable options to purchase 675,000 shares of Common Stock.

         (c) Changes in Control

         Inapplicable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others
On June 24, 1994, the Company loaned Mr. Johnson and Mr. Dreher $26,400 and $13,200 respectively to purchase corporate common stock in the open market. The notes accrued interest at the rate of 7.25% and were payable in monthly installments due July 1, 1995. On September 19, 1994, Mr. Dreher repaid the $13,200 note in full with interest. On July 1, 1995, Mr. Johnson repaid the note in full plus interest.

On December 20, 1994, Mr. Johnson, Mr. Callison and Mr. Dreher were each granted options to purchase 50,000 shares of the Company's Common Stock at $.6375 per share. The options vest immediately and expire five years from the date of grant.

On December 30, 1994, the Company converted a series of short term advances to Mr. Johnson totaling $47,000 and a promissory note for $50,000 into a $97,000 promissory note due from Mr. Johnson. The note accrues interest at 4.03% and is payable in monthly installments beginning August 1, 1995.

On May 12, 1995, the Company loaned Mr. Callison $22,800. The note accrued interest at the rate of 9% and was repaid in full on May 26, 1995.

On August 8, 1995, the Company granted to Mr. Jenett options to purchase 25,000 shares of the Company's common stock at $.93 per share. The options vest immediately and expire five years from the date of grant.

On December 29, 1995, the Company converted a series of short-term advances to Mr. Johnson and a $97,000 note dated December 30, 1994 into a $155,000 promissory note due from Mr. Johnson. The note accrues interest at 4.03% and is due December 30, 1996.

On January 16, 1996, the Company granted to Mr. Johnson options to purchase 100,000 shares of the Company's common stock and granted Mr. Callison, Mr. Dreher and Mr. Jenett options to each purchase 25,000 shares of the Company's common stock at $.901 per share. The options vest immediately and expire five years from the date of grant.

During 1995, Mr. Dreher received $20,000 in marketing fees for the marketing of the Company's programs to Hospitals during 1995.

(b) Certain Business Relationships
Inapplicable.

(c) Indebtedness of Management
Inapplicable.

(d) Transactions With Promoters
Inapplicable.

                                     PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

         (a) (1) List of Financial Statements Filed as a Part of this Report (Filed Under Item 8 above)


                                                                 Page
                                                                 Number
                                                                 ------
Report of Ernst & Young LLP, Independent Auditors                --

Balance Sheets as of December 31,                                --
         1995 and December 31, 1994

Statements of Income for the years                               --
         ended December 31, 1995, 1994 and 1993

Statements of Stockholders' Equity for the                       --
         years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the                                 --
         year ended December 31, 1995, 1994 and 1993

Notes to Financial Statements.                                   --

         (a) (2) List of Financial Statement Schedules filed as a Part of this Report

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a) (3) List of Exhibits Filed as a Part of This Report

         3.1 Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 0033-16313-LA) filed July 28, 1988, Exhibit 3.1.

         3.2 Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988,
                 Exhibit 3.2.

         3.3 Certificate of Amendment of Certificate of Incorporation filed February 29, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

         3.4     Restated Certificate of Incorporation, filed October 3, 1989.

         10.1 Lease between the Company and Laguna Niguel Office Center dated June 23, 1988 which supersedes lease dated December 15, 1986, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.1.

         10.2 Agreement between the Company and Costa Mesa Medical Center Hospital dated April 1, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.2. (Terminated)

         10.3 Agreement between the Company and County of Trinity dated May 5, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988,
                 Exhibit 10.3. (Terminated)

         10.4 Stock Purchase Agreement dated May 27, 1987, incorporated by reference from Form S- 18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.4.
                 (Terminated)

         10.5 Agreement between the Company and Corona Community Hospital dated July 8, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33- 16313-LA) filed July 28, 1988, Exhibit 10.5.
                 (Terminated)

         10.6 Amended and Restated 1987 Stock Option Plan incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.6.

         10.7 Agreement between Calexico Hospital and the Company dated July 27, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988,
                 Exhibit 10.7.
                 (Terminated)

         10.8 Employment between the Company and Edward A. Johnson dated July 28, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988,
                 Exhibit 10.8.
                 (Terminated)

         10.9 Employment between the Company and John Anthony Whalen dated July 28, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.9.
                 (Terminated)

         10.10 Agreement between Pacific Coast Hospital and the Company dated July 29, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33- 16313-LA) filed July 28, 1988, Exhibit 10.10.
                 (Terminated)

         10.11 Agreement between Freedom Recovery Center, Inc. and the Company dated July 31, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.11.
                 (Terminated)

         10.12 Agreement between Temple Community Hospital and the Company dated September 10, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.12.
                 (Terminated)

         10.13 Agreement between Burbank Community Hospital and the Company dated November 23, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.13.
                 (Terminated)

         10.14 Stock Purchase Warrant between Equity Dynamics, Inc. and the Company dated January 20, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.14.
                 (Expired)

         10.15 Stock Purchase Warrant between Ventana Growth Fund and the Company dated January 20, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.15.
                 (Expired)

         10.16 Form of Demand Promissory Note and Stock Purchase Warrant between the Company and various purchasers, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.16.
                 (Expired)

         10.17 Form of Unsecured Promissory Note to Ventana and Equity Dynamics (issued in the aggregate of $99,700), incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.17.
                 (Paid)

         10.18 Form of Modification Agreement to Incentive Stock Option Agreement, dated January 20, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.18.

         10.19 Form of Stock Purchase Warrant issued to Edward A. Johnson dated April 29, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.19.
                 (Expired)

         10.20 Agreement between Midwood Community Hospital and the Company executed March 11, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.20.
                 (Terminated)

         10.21 Commercial Promissory Note between the Company and American Valley Bank, dated May 2, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.21.
                 (Paid)

         10.22 Agreement between Middletown Regional Hospital and the Company dated July 5, 1988, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.22.
                 (Terminated)

         10.23 Agreement between Bellflower Doctors Hospital and the Company dated March 10, 1989.
                 (Terminated)

         10.24 Lease amendment between the Company and Laguna Niguel Office Center dated September 27, 1989 which supersedes lease dated June 23, 1988.
                 (Terminated)

         10.25 Amendment to Agreement between Midwood Community Hospital and the Company executed November 1, 1989.
                 (Terminated)

         10.26 Agreement between Middletown Regional Hospital and the Company dated January 1, 1990, incorporated by reference from Form 10-K for the year ended December 31, 1990.
                 (Terminated)

         10.27 Amendment to agreement between Bellflower Doctors Hospital and the Company dated February 19, 1990.
                 (Terminated)

         10.28 Agreement between Washington Medical Center and the Company dated July 25, 1990.
                 (Terminated)

         10.29 Agreement between Medical Rehabilitation Incorporated and the Company dated September 1, 1990.
                 (Terminated)

         10.30 Lease amendment between the Company and Laguna Niguel Office Center dated September 24, 1990 which supersedes lease dated June 23, 1988.

         10.31 Commercial Promissory Note between the Company and Monarch Bank dated March 28, 1991. (Paid)

         10.32 Agreement between Phoenix Baptist Hospital and Medical Center, Inc. and the Company dated May 1, 1991.
                 (Terminated)

         10.33 Promissory Demand Note between the Company and Ventana Growth Fund L.P. dated August 30, 1991.
                 (Paid)

         10.34 Agreement between Huntington Intercommunity Hospital and the Company dated November 1, 1991.

         10.35 Agreement between Medical Rehabilitation Incorporated and the Company dated June 1, 1992.
                 (Terminated)

         10.36 Agreement between General-Psych Partners and the Company dated June 14, 1992.
                 (Terminated)

         10.37 Amendment to Agreement dated June 14, 1992 between General-Psych Partners and the Company dated October 1, 1992. (Terminated)

         10.38 Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992.

         10.39 Agreement between Brotman Medical Center and the Company dated October 20, 1992.

         10.40 Agreement between General-Psych Partners and the Company dated November 1, 1992.
                 (Terminated)

         10.41 Promissory Note between the Company and Edward A. Johnson dated December 10, 1992.
                 (Expired)

         10.42 Agreement between GlenComm, Limited, a California Limited Partnership by Glendora Acquisition Partners, Inc., a California Corporation, General Partner, d/b/a Glendora Community Hospital and the Company dated April 20, 1993. (Terminated)

         10.43 Lease amendment between the Company and Laguna Niguel Office Center dated May 12, 1993 which supersedes lease dated June 23, 1988.

         10.44 Stipulation for entry of judgement between the Company and General-Psych Partners; Manohara Healthcare Investments, Inc.; Good Samaritan Hospital; Alliance Investments for Healthcare Inc. and Tri-Star Healthcare Corporation dated June 7, 1993.
                 (Paid)

         10.45 Lease agreement between Mt. Carmel Resources and the Company dated June 16, 1993.
                 (Expired)

         10.46 Sublease agreement between Glendora Community Hospital and the Company dated July 15, 1993.
                 (Terminated)

         10.47 Agreement between Samaritan Health System, an Arizona non-profit corporation d/b/a Samaritan Medical Center, San Clemente dated October 8, 1993.

         10.48 Lease agreement between Columbia Healthcare Corporation and the Company dated October 18, 1993.

         10.49 Consulting agreement between the Company and Harbor View Health Partners, LP, d/b/a Harbor View Medical Center dated December 1, 1993.
                 (Terminated)

         10.50 Unanimous written consent dated December 10, 1993 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 10, 1992.

         10.51 Agreement between Long Beach Doctors Hospital and the Company dated January 10, 1994.
                 (Terminated)

         10.52 Lease agreement between Whittier Narrows Business Park and the Company dated January 10, 1994.

         10.53 Sublease agreements between the Company and Medical Rehabilitation Incorporated dated January 27, 1994. (Terminated)

         10.54 Amendment to agreement dated January 1, 1994 between Long Beach Doctors Hospital and the Company dated February 23, 1994. (Terminated)

         10.55   1994 Stock Option Plan.

         10.56 Lease Agreement between Frank T. Howard and the Company dated May 4, 1994.

         10.57 Promissory note between Edward A. Johnson and the Company dated June 24, 1994.
                 (Paid)

         10.58 Promissory note between Gary L. Dreher and the Company dated June 24, 1994.
                 (Paid)

         10.59 Sublease Agreements between Long Beach Doctor's Hospital and the Company dated June 24, 1994.
                 (Terminated)

         10.60 Lease amendment between the Company and Laguna Niguel Office Center dated July 7, 1994 which supersedes lease dated June 23, 1988.

         10.61 Agreement between Pacifica Hospital of the Valley and the Company dated September 15, 1994.
                 (Terminated)

         10.62 Agreement between Queen of the Angels - Hollywood Presbyterian Medical Center, Inc. and the Company dated December 6, 1994.

         10.63 Agreement between Pacifica Hospital of the Valley and the Company dated December 6, 1994.
                 (Terminated)

         10.64 Unanimous written consent dated December 30, 1994 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 10, 1993.

         10.65 Sublease Agreement between Pacifica Hospital of the Valley and the Company dated January 24, 1995.
                 (Terminated)

         10.66 Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995.

         10.67 Loan Agreement between the Company and National Bank of Southern California dated March 31, 1995.

         10.68 Lease Agreement between the Company and Laguna Niguel Office Center dated June 5, 1995 which supersedes lease dated June 23, 1988.

         10.69 Sublease Agreements between the Company and Huntington Beach and Medical Center dated July 1, 1995.

         10.70 Lease Agreement between the Company and 757 Pacific Partnership dated July 3, 1995.

         10.71 Sublease Agreement between the Company and Huntington Beach Hospital and Medical Center dated July 24, 1995.

         10.72 Lease Agreement between the Company and Columbia Healthcare Corporation dated September 14, 1995 which supersedes lease dated October 18, 1993.

         10.73 Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995.

         10.74 Lease Agreement between the Company and Solomon, Saltsman & Jameson dated October 10, 1995.

         10.75 Unanimous written consent dated December 29, 1995 of the Board of Directors amending the promissory note between the Company and Edward A. Johnson dated December 30, 1994.

         23      Consent of Independent Auditors

         27      Financial Data Schedule

         (b) Reports on Form 8-K
         Inapplicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             OPTIMUMCARE CORPORATION
                                             By: /s/ Edward A. Johnson
                                                 ------------------------
                                             Edward A. Johnson, President

                                             Date: March 27, 1996



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature/Title                               Date
         ---------------                               ----
/s/ EDWARD A. JOHNSON                             March 27, 1996
- -----------------------
EDWARD A. JOHNSON, President &
Principal Financial Officer & Director




/s/ MICHAEL S. CALLISON                           March 27, 1996
- -----------------------
MICHAEL S. CALLISON, Director




/s/ GARY L. DREHER                                March 27, 1996
- -----------------------
GARY L. DREHER, Director




/s/ JON E. JENETT                                 March 27, 1996
- -----------------------
JON E. JENETT, Director

                                          Financial Statements

                                         OptimumCare Corporation

                                 Years ended December 31, 1995 and 1994
                                   with Report of Independent Auditors

                             OptimumCare Corporation

                              Financial Statements



                     Years ended December 31, 1995 and 1994





                                    CONTENTS

Report of Independent Auditors...............................................  1

Financial Statements

Balance Sheets...............................................................  2
Statements of Income.........................................................  3
Statements of Stockholders' Equity...........................................  4
Statements of Cash Flows.....................................................  5
Notes to Financial Statements................................................  6

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
OptimumCare Corporation

We have audited the accompanying balance sheets of OptimumCare Corporation as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statements and schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------




Orange County, California
March 18, 1996

                             OptimumCare Corporation

                                 Balance Sheets

                                                                    DECEMBER 31
                                                                1995           1994
                                                                ----           ----
ASSETS
Current assets:
    Cash and cash equivalents                               $   170,932    $    36,657
    Accounts receivable, net                                  1,536,693      1,642,040
    Prepaid expenses                                             31,487         21,104
                                                            -----------    -----------
Total current assets                                          1,739,112      1,699,801

Note receivable from officer                                    155,000         97,000

Furniture and equipment, less accumulated depreciation
  of $34,382 in 1995 and $25,463 in 1994                         25,617         16,093

Deferred acquisition costs                                      138,753             --

Intangibles, less accumulated amortization of $1,020 in
  1995 and $816 in 1994                                           1,055          1,259
                                                            -----------    -----------
Total assets                                                $ 2,059,537    $ 1,814,153
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   192,743    $   152,535
    Accrued expenses                                            188,788        180,674
                                                            -----------    -----------
Total current liabilities                                       381,531        333,209

Note payable to bank                                            166,000             --

Commitments

Stockholders' equity:
    Common stock, $.001 par value:
       Authorized shares - 20,000,000
       4,923,509 shares issued and outstanding in 1995;
          4,904,509 shares issued and 4,896,009 shares
          outstanding in 1994                                     4,924          4,905
    Paid-in-capital                                           2,927,593      2,919,348
    Accumulated deficit                                      (1,420,511)    (1,422,581)
    Less cost of 8,500 shares in treasury in 1994                    --         (5,075)
    Note receivable from officer                                     --        (15,653)
                                                            -----------    -----------
Total stockholders' equity                                    1,512,006      1,480,944
                                                            -----------    -----------
Total liabilities and stockholders' equity                  $ 2,059,537    $ 1,814,153
                                                            ===========    ===========

See accompanying notes.

                             OptimumCare Corporation

                              Statements of Income



                                                   YEAR ENDED DECEMBER 31
                                               1995         1994         1993
                                               ----         ----         ----
Net revenues                                $6,027,122   $5,596,283   $3,825,613
Interest income                                  8,741        8,487        1,158
                                            ----------   ----------   ----------
                                             6,035,863    5,604,770    3,826,771

Operating expenses:
    Costs of services provided               5,022,040    4,238,355    2,877,383
    Provision for uncollectible accounts        36,030      141,620       27,460
    Selling, general and administrative        964,701      741,919      552,571
    Interest                                    10,222        4,065        2,077
                                            ----------   ----------   ----------
                                             6,032,993    5,125,959    3,459,491
                                            ----------   ----------   ----------

Income before income taxes                       2,870      478,811      367,280
Income taxes                                       800       13,766        2,091
                                            ----------   ----------   ----------
Net income                                  $    2,070   $  465,045   $  365,189
                                            ==========   ==========   ==========

Net income per share                        $      .00   $      .09   $      .07
                                            ==========   ==========   ==========


See accompanying notes.

                             OptimumCare Corporation

                       Statements of Stockholders' Equity
                  Years ended December 31, 1993, 1994 and 1995

                                                                                                             Note
                                                                                                          receivable
                                    Common stock        Paid-in     Accumulated           Treasury           from
                                 Shares      Amount     capital       deficit       Shares        Amount    officer      Total
                                ---------    ------    ----------   ------------   ---------    ---------  ---------  ----------
Balance at December 31, 1992    4,888,509    $4,889    $2,916,004   $(2,252,815)         --     $     --   $     --   $  668,078
Exercise of stock options           8,000         8         1,672            --          --           --         --        1,680
Purchase of treasury stock             --        --            --            --      20,000      (11,646)        --      (11,646)
Reissue of treasury stock              --        --            --            --     (11,500)       6,571         --        6,571
Net income                             --        --            --       365,189          --           --         --      365,189
                                ---------    ------    ----------   -----------     -------     --------   --------   ----------
Balance at December 31, 1993    4,896,509     4,897     2,917,676    (1,887,626)      8,500       (5,075)        --    1,029,872
Note receivable from officer           --        --            --            --          --           --    (15,653)     (15,653)
Exercise of stock options           8,000         8         1,672            --          --           --         --        1,680
Net income                             --        --            --       465,045          --           --         --      465,045
                                ---------    ------    ----------   -----------     -------     --------   --------   ----------
Balance at December 31, 1994    4,904,509     4,905     2,919,348    (1,422,581)      8,500       (5,075)   (15,653)   1,480,944
Payment of note receivable
  from officer                         --        --            --            --          --           --     15,653       15,653
Exercise of stock options          19,000        19         8,245            --          --           --         --        8,264
Reissue of treasury stock              --        --            --            --      (8,500)       5,075         --        5,075
Net income                             --        --            --         2,070          --           --         --        2,070
                                ---------    ------    ----------   -----------     -------     --------   --------   ----------
Balance at December 31, 1995    4,923,509    $4,924    $2,927,593   $(1,420,511)         --     $     --   $     --   $1,512,006
                                =========    ======    ==========   ===========     =======     ========   ========   ==========

See accompanying notes.

                             OptimumCare Corporation

                            Statements of Cash Flows

                                                            YEAR ENDED DECEMBER 31
                                                        1995         1994         1993
                                                        ----         ----         ----
OPERATING ACTIVITIES
Net income (loss)                                    $   2,070   $   465,045   $ 365,189
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                     9,123         6,826       5,678
       Provision for uncollectible accounts             36,030       141,620      27,460
       Loss on sale of equipment                            --           514          --
       Common stock issued as bonuses                    5,075            --       6,571
       Changes in operating assets and liabilities:
          (Increase) in accounts receivable             69,317    (1,022,363)   (190,305)
          (Increase) decrease in prepaid expenses      (10,383)      152,853    (154,588)
          Increase (decrease) in accounts payable       40,208        (2,728)    (40,775)
          Increase in accrued liabilities                8,114        66,594      60,417
                                                     ---------   -----------   ---------
Net cash provided by (used in) operating
    activities
                                                       159,554      (191,639)     79,647

INVESTING ACTIVITIES
Purchases of equipment                                 (18,443)      (13,362)     (3,301)
Deferred acquisition costs                            (138,753)           --          --
Note receivable from officer                           (58,000)      (47,000)    (20,000)
                                                     ---------   -----------   ---------
Net cash used in investing activities                 (215,196)      (60,362)    (23,301)

FINANCING ACTIVITIES
Note payable to bank                                   166,000            --          --
Note receivable from officer                            15,653       (15,653)         --
Exercise of stock options                                8,264         1,680       1,680
Purchase of treasury stock                                  --            --     (11,646)
                                                     ---------   -----------   ---------
Net cash provided by (used in) financing
    activities

                                                       189,917       (13,973)     (9,966)
                                                     ---------   -----------   ---------
Net increase (decrease) increase in cash               134,275      (265,974)     46,380
Cash and cash equivalents at beginning of year          36,657       302,631     256,251
                                                     ---------   -----------   ---------
Cash and cash equivalents at end of year             $ 170,932   $    36,657   $ 302,631
                                                     =========   ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
Cash paid for interest                               $   8,720   $     4,065   $   2,077

Cash paid for income taxes                           $  31,201   $    22,065   $   2,091


See accompanying notes.

                             OptimumCare Corporation

                          Notes to Financial Statements

                                December 31, 1995

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

OptimumCare Corporation (the Company) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. The Company's programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, when purchased to be cash equivalents.

FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets.

INTANGIBLE ASSETS

The Company's trade name became registered during December 1990. It is recorded at cost and is being amortized over its estimated useful life of 10 years using the straight-line method. Accumulated amortization is $1,020 and $816 as of December 31, 1995 and 1994, respectively.

REVENUE RECOGNITION

Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, Accounting for Income Taxes. As permitted under the new rules, prior year's financial statements have not been restated. The cumulative effort of adopting Statement No. 109 as of January 1, 1993 was not material.

                             OptimumCare Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding, giving effect to common stock equivalents arising from stock options, of 5,432,748, 5,239,163 and 5,139,080 in 1995, 1994 and 1993,
respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable, the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which requires pro forma disclosures of net income and earnings per share using a fair value based method of accounting for all employee stock options or similar equity instrument plans. OptimumCare Corporation will implement the disclosure provisions of SFAS 123 effective December 31, 1996.

OptimumCare Corporation is required to adopt statement of Financial Accounting Standards No. 121, Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. Management has not yet determined whether the adoption of SFAS 121 will have a material impact on OptimumCare Corporations financial position or the results of its operations.

                             OptimumCare Corporation

2. PROVISION FOR UNCOLLECTIBLE ACCOUNTS

In June 1994, two contracts with one entity which leased facilities from one hospital were canceled due to the filing of bankruptcy by the hospital. All unpaid amounts due from the contracts have been written off in full at December 31, 1994, which totaled $141,620.

3. NOTE RECEIVABLE FROM OFFICER

On December 29, 1995, the Company converted a series of short-term advances and a $97,000 note dated December 30, 1994 into a promissory note from an officer totaling $155,000. The note accrues interest at the rate of 4.03% and is due December 30, 1996.

On June 24, 1994, the Company loaned two officers $26,400 and $13,200, respectively, to purchase corporate common stock in the open market. The notes accrued interest at the rate of 7.25% and were payable in monthly installments due July 1, 1995. On September 19, 1994 one officer repaid the $13,200 note in full. The other note was repaid in full on July 1, 1995.

On May 12, 1995 the Company loaned an officer $22,800. The note accrued interest at the rate of 9% and was repaid in full on May 26, 1995.

4. NOTE PAYABLE TO BANK

On April 12, 1995, the Company entered into a $500,000 line of credit agreement with a bank that expires May 1, 1996. At the expiration date, the then principal balance of the loan shall be convertible into a one year term loan with an initial due date of May 1, 1997, but with a five (5) year repayment schedule. The term loan is renewable for an additional term of one year. The loan bears interest at the rate of 11% per year and is secured by all the assets of the Company. At December 31, 1995, $334,000 was available for future draws on the line of credit agreement. During 1996, $72,872 of additional funds were borrowed under this agreement.

                             OptimumCare Corporation

5. LEASE COMMITMENT

The Company leases two office facilities under lease agreements that expire June 30, 1996 and October 31, 1996, respectively. The Company also leased space under five separate lease agreements for the operation of four of its outpatient partial hospitalization psychiatric programs, of which one agreement is on a month-to-month basis and the remaining agreements expire, September 30, 1996, June 3, 1997, June 23, 1997 and June 30, 1997, respectively. Aggregate future minimum lease payments under these leases are as follows:

      1996                                     $189,271
      1997                                       59,896
                                               --------
                                               $249,167
                                               ========

The lease which expires June 30, 1997 contains five one-year options to extend the lease. Subleases with two of the Company's host hospitals exist for the entire amount of aggregate future minimum lease payments above. Sublease rental income was $154,621, $48,995 and $14,876 for the years ended December 31, 1995, 1994 and 1993, respectively. Rent expense was $191,251, $119,520, and $49,436 for the years ended December 31, 1995, 1994 and 1993, respectively.

6. STOCKHOLDERS' EQUITY

STOCK OPTIONS

In July 1987, the Company adopted a stock option plan (the Plan) including incentive stock options and nonqualified stock options. A maximum of 455,000 shares of the Company's common stock has been reserved for issuance under the plan. Under the Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders).

In 1991, the Company granted options to purchase 239,600 shares of its common stock at $.21 per share that were vested upon grant. Of these options 222,500 were granted to an officer of the Company.

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the
Plan) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan (the Plan) A maximum of 500,000 shares of the Company's common stock has been reserved for issuance under the plan. Under the Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders).

In December 1994, the Company granted non-qualified options to purchase 225,000 shares of its common stock at $.6375 per share that are vested upon grant. No options have been exercised under these grants.

In 1995, the Company granted options to purchase 200,000 shares of its common stock at $.65 per share that are vested upon grant. No options have been exercised under these grants.

During various dates in 1995, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 250,000 shares of its common stock at prices ranging from $.6375 to $.93 per share that are vested upon grant. No options have been exercised under these grants.

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of incentive stock option activity under the 1987 plan during 1993, 1994 and 1995 is as follows:

                                                                       1987
      Shares under option                                              PLAN
                                                                       ----
      Outstanding at December 31, 1992                              305,000
      Granted                                                       235,000
      Exercised                                                      (8,000)
      Canceled                                                     (187,500)
                                                                   --------
      Outstanding at December 31, 1993                              344,500
      Granted                                                        50,000
      Exercised                                                      (8,000)
      Canceled                                                      (25,000)
                                                                   --------
      Outstanding at December 31, 1994                              361,500
      Granted                                                            --
      Exercised                                                     (19,000)
      Canceled                                                      (25,000)
                                                                   ========
      Outstanding at December 31, 1995                              317,500
                                                                   ========

      Exercise price of outstanding options
         at December 31, 1993                                      $.21 to $.375
         at December 31, 1994                                      $.21 to $.67
         at December 31, 1995                                      $.21 to $.67

      Options exercisable
         at December 31, 1993                                       294,500
         at December 31, 1994                                       311,500
         at December 31, 1995                                       317,500

A total of 1,394,600 and 1,194,600 shares of common stock were reserved for future issuance upon the exercise of stock options at December 31, 1995 and 1994, respectively. A total of 162,500 options were available for future grant at December 31, 1995.

                             OptimumCare Corporation

7. INCOME TAXES

A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:

                                                         1995       1994        1993
                                                         ----       ----        ----
      Statutory federal provision for income taxes     $ 1,000   $ 167,583   $ 124,875
      Increase (decrease) in taxes resulting from:
      Current use of net operating loss
         carryforwards                                  (1,000)   (167,583)   (124,875)
      Federal alternative minimum tax                       --       6,000          --
      State tax, net of federal benefit                    800       7,776       2,091
                                                       -------   ---------   ---------
                                                       $   800   $  13,766   $   2,091
                                                       =======   =========   =========

Significant components of the provision for income taxes are as follows:

                                               1995         1994           1993
                                               ----         ----           ----
      Current:
         Federal                               $ --        $ 6,000        $   --
         State                                  800          7,766         2,091
                                               ----        -------        ------
      Total current                             800         13,766         2,091
                                               ----        -------        ------

      Deferred:
         Federal                                 --             --            --
         State                                   --             --            --
      Total deferred                             --             --            --
                                               ----        -------        ------
                                               $800        $13,766        $2,091
                                               ====        =======        ======

At December 31, 1995, the Company has unused net operating loss carryforwards of approximately $1,179,000 for federal income tax purposes which expire beginning in the year 2003. The Company has unused net operating loss carryforwards of approximately $16,000 for state income tax purposes which expire beginning in the year 2003. A valuation allowance has been recorded to entirely offset the tax benefits of this attribute.

                             OptimumCare Corporation

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1995 and 1994 consist of the following:

                                                         1995        1994        1993
                                                         ----        ----        ----
      Net operating loss carryforwards                $ 413,000   $ 401,000   $ 648,000
      Alternative minimum tax credit carryforwards        4,000       4,000          --
      Reserves and accruals not currently deductible
         for tax purposes                                17,000      43,000       9,000
      Depreciation not currently deductible for tax
      purposes                                               --       1,000       1,000
                                                      ---------   ---------   ---------
      Total deferred tax assets                         434,000     449,000     658,000
      Less valuation allowance                         (434,000)   (449,000)   (658,000)
                                                      ---------   ---------   ---------
      Net deferred tax asset                          $      --   $      --   $      --
                                                      =========   =========   =========

8. MAJOR CUSTOMERS

Four of the Company's hospitals accounted for $4,726,068 and five of the Company's hospitals accounted for $4,670,236 of net revenue in 1995 and 1994, respectively. In addition, these hospitals accounted for approximately $1,080,633 and $1,467,940 of accounts receivable at December 31, 1995 and 1994, respectively. As the Company is dependent upon a small number of hospitals, the loss of any contract could have a significant adverse effect on the Company's operations. Management intends to use its best efforts to retain existing contracts and expand the scope of services on these contracts, obtain new contracts, and maintain patient census at the same or higher levels than has historically been experienced.

9. DEFERRED ACQUISITION COSTS

Deferred acquisition costs consist of the direct cost of fees paid to outside consultants and other professionals incurred in assisting with the proposed acquisitions of Psychological Healthcare, Inc. and Care Source Inc. The specific terms of the proposed purchases have not yet been finalized. In the event the acquisitions are not consummated these items will be expensed. The Company plans to amortize all acquisition costs over the useful life of the Psychological Healthcare and Care Source products and services.

                             OptimumCare Corporation

9. DEFERRED ACQUISITION COSTS (CONTINUED)

Psychological Healthcare operates outpatient mental health clinics. Care Source provides management and other administrative behavioral healthcare services to skilled nursing and other similar board and care facilities.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             OPTIMUMCARE CORPORATION

===================================================================================

COL. A                   COL. B             COL. C          COL. D        COL. E

===================================================================================

                                     ADDITIONS
                                                 Charged
                         Balance at  Charged     to Other                 Balance
                         Beginning   to Costs    Accounts   Deductions    At End
Description              of Period   & Expenses  Describe   Describe      of Period

===================================================================================
YEAR ENDED
DECEMBER 31, 1995
Reserves and
allowances deducted
from asset accounts:
   Allowance for
   uncollectible
   accounts                $    0     $ 36,030             $ (36,030)        $0


YEAR ENDED
DECEMBER 31, 1994
Reserves and
allowances deducted
from asset accounts:
   Allowance for
   uncollectible
   accounts                     0      141,620              (141,620)         0


YEAR ENDED
 DECEMBER 31, 1993
Reserves and allowances
from asset accounts:
   Allowance for
   uncollectible
   accounts                 2,822       27,460               (30,282)(1)      0



         (1)      Uncollectible accounts written off, net of recoveries