Form 10-Q
period 1996-03-31
OPTIMUMCARE CORP /DE/
filed 1996-05-15
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1996
                  --------------

Commission File Number 0-17401
                       -------

                             OPTIMUMCARE CORPORATION
          -------------------------------------------------------------
               (Exact name of registrant specified in its charter)

           Delaware                                              33-0218003
- ------------------------------                               -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

30011 Ivy Glenn Drive, Ste 219
      Laguna Niguel, CA                                             92677
- ------------------------------                               -------------------

                                 (714) 495-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No
             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Number of Shares Outstanding
                     -----                          ----------------------------
         Common Stock, $.001 par value                       4,963,509

                                      INDEX

                             OPTIMUMCARE CORPORATION



PART I   FINANCIAL INFORMATION
- ------   ---------------------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of March 31, 1996 and                              3
         December 31, 1995

         Statements of Income for the Three Months                            4
         Ended March 31, 1996 and 1995

         Statements of Cash Flows for the Three                               5
         Months Ended March 31, 1996 and 1995

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of                              8
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                                   10

SIGNATURE                                                                    12

OPTIMUMCARE CORPORATION
BALANCE SHEETS

(UNAUDITED)                                          MARCH 31    DECEMBER 31
                                                       1996         1995
                                                       ----         ----
ASSETS

CURRENT ASSETS
  CASH                                             $   102,005   $   170,932
  ACCOUNTS RECEIVABLE, NET                           1,775,975     1,536,693
  PREPAID EXPENSES                                      28,194        31,487
                                                   -----------   -----------
      TOTAL CURRENT ASSETS                           1,906,174     1,739,112

  NOTES RECEIVABLE FROM OFFICER                        155,000       155,000


FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $37,336 AT MARCH 31, 1996
    AND $34,382 AT DECEMBER 31, 1995                    22,501        25,617

DEFERRED ACQUISITION COSTS                             176,062       138,753

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,070 AT MARCH 31, 1995 AND $1,020 AT
    DECEMBER 31, 1995                                    1,004         1,055

                                                   -----------   -----------
      TOTAL ASSETS                                 $ 2,260,741   $ 2,059,537
                                                   ===========   ===========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                 $   194,461   $   192,743
  ACCRUED LIABILITIES                                  278,905       188,788
                                                   -----------   -----------
      TOTAL CURRENT LIABILITIES                        473,367       381,531

NOTE PAYABLE TO BANK                                   240,334       166,000

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 4,963,509 SHARES
    ISSUED AND OUTSTANDING AT MARCH 31, 1996
    AND 4,923,509 SHARES ISSUED AND
    OUTSTANDING AT DECEMBER 31, 1995                     4,964         4,924
  PAID-IN-CAPITAL                                    2,953,054     2,927,593
  ACCUMULATED DEFICIT                               (1,410,977)   (1,420,511)
                                                   -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                   $ 1,547,040   $ 1,512,006
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,260,741   $ 2,059,537
                                                   ===========   ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                                         THREE MONTHS ENDED
                                                     MARCH 31          MARCH 31
                                                       1996              1995
                                                       ----              ----
REVENUES                                            $2,220,445        $1,489,372
INTEREST INCOME                                          1,562             1,505
                                                    ----------        ----------
                                                    $2,222,007        $1,490,877
                                                    ----------        ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                          $1,935,925        $1,117,818
PROVISION FOR DOUBTFUL ACCOUNTS                              0                 0
GENERAL AND ADMINISTRATIVE                             265,831           221,249
INTEREST                                                 5,717               612
                                                    ----------        ----------
                                                     2,207,473         1,339,679
                                                    ----------        ----------
INCOME BEFORE INCOME TAXES                              14,534           151,198

INCOME TAXES                                             5,000            17,800
                                                    ----------        ----------
NET INCOME                                          $    9,534        $  133,398
                                                    ==========        ==========

NET INCOME
PER COMMON SHARE                                    $     0.00        $     0.03
                                                    ==========        ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                             THREE MONTHS ENDING
                                                            MARCH 31     MARCH 31
                                                              1996         1995
                                                              ----         ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                               $   9,534     $133,397
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                              3,005        2,043
      Changes in operating assets and liabilities:
        (Increase)/Decrease in accounts receivable, net     (239,282)      39,814
        Decrease in notes receivable from officers                 0        6,628
        (Increase)/Decrease in prepaid expenses                3,293         (455)
        Increase in accounts payable                           1,718       12,624
        Increase in accrued liabilities                       90,117       43,604
                                                           ---------     --------
          CASH AND CASH EQUIVALENTS (USED)/
          PROVIDED BY OPERATING ACTIVITIES                  (131,615)     237,655


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                                0       (1,800)
  Proceeds from sale of furniture & equipment                    163            0
  Deferred acquisition costs                                 (37,309)           0
                                                           ---------     --------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                    (37,146)      (1,800)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                     25,500            0
  Note payable from bank                                      74,334            0
                                                           ---------     --------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                     99,834            0

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS            (68,927)     235,855

Cash and cash equivalents at beginning of period             170,932       36,657
                                                           ---------     --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 102,005     $272,512
                                                           =========     ========



See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended March 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At March 31, 1996, the Company has unused Federal and State net operating loss carryforwards of approximately $1,179,000 and 16,000 respectively which begin to expire in 2003. The provision for Federal income taxes is computed on annualized alternative minimum taxable income at the alternative minimum tax rate. The provision for State income taxes is computed on annualized taxable income at current rates.

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to common stock equivalents arising from stock options of 5,514,993 and 5,321,855 at March 31, 1996 and March 31, 1995
respectively.

NOTE D -- NEW BUSINESS

On April 17, 1996, the Company entered into an agreement with Coast Plaza Doctor's Hospital to manage a partial hospitalization program in Norwalk, California.

On April 25, 1996, the Company entered into an agreement with Friendship Community Mental Health Center to manage a partial hospitalization program in Phoenix, Arizona.

NOTE E -- SUBSEQUENT EVENT

On April 19, 1996, the Company entered into an agreement with Professional CareSource, Inc. to form a limited liability company, Optimum Care Source, LLC
(LLC). In exchange for a 70% ownership interest in the LLC, the Company agreed to contribute a maximum of $200,000 of working capital to the LLC. In connection with the formation of the LLC, the Company has paid $11,000 in cash. The Company is required to purchase all of Professional CareSource, Inc.'s interest in the LLC by April 29, 2001, but may elect to purchase the interest at any time after April 29, 2000 at a specified price, which approximates Professional CareSource's ownership percentage in the LLC multiplied by five (5) times the LLC's net profit after taxes as reflected on its most recent Form 1065 after agreed upon taxes.

Three principals of Professional CareSource, Inc. were each given one year employment contracts with the LLC. In connection with the employment agreement, the Company granted non-qualified stock options to purchase 33,000 shares of common stock at $.92 per share, which vest over five years, to each of the principals of Professional Care Source, Inc. Optimum Care Source, LLC, headquartered in Southern California, provides mental health services at long term care facilities.

The purchase method of accounting will be used to record the transaction. The deferred acquisition costs associated with the purchase will be amortized under the straight line method over five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 1996 and December 31, 1995, the Company's working capital was $1,432,807 and $1,357,581 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were ($131,615) and $237,655 for the periods ended March 31, 1996 and 1995, respectively. The decrease was attributable to increased corporate marketing and development costs and cash flow deficiencies from two programs which the Company began managing in November, 1995 and January, 1996 respectively. Positive cash flow from these two new programs should begin during the second quarter of 1996.

Cash flows used in investing activities were ($37,146) and $1,800 for the periods ended March 31, 1996 and 1995, respectively. The decrease in cash was primarily attributable to deferred acquisition costs incurred in connection with the proposed acquisitions of two companies performing complimentary mental health services. One of which was consummated on April 24, 1996.

The cash flows from financing activities were $99,834 and $0 for the periods ended March 31, 1996 and 1995, respectively. The increase was due to draws on the Company's line of credit agreement with a bank and the exercise of stock options by two employees. The credit agreement expires July 1, 1996, but is convertible into a one year term loan with an initial due date of May 1, 1997 but with a five (5) year repayment schedule. As of April 25, 1996, approximately $221,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1996 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to Three Months Ended March 31, 1995

The Company operated thirteen (13) programs during the three months ended March 31, 1996 and 1995. The Company currently has fifteen (15) operating programs. Net Revenues were $2,220,445 and $1,489,372 for the three months ended March 31, 1996 and 1995, respectively. The increase in revenues in 1996 over 1995 is due to the different mix of operating programs among periods. The Company is currently earning a larger fee for managing the programs which exist at March 31, 1996 versus those which existed at March 31, 1995. In addition, the volume of patient days treated through programs at March 31, 1996 is greater than those treated through programs which existed at March 31, 1995.

Cost of services provided were $1,935,925 and $1,117,818 for the three months ended March 31, 1996 and 1995 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods and an expanded scope of services provided in connection with certain contracts such as nursing, transportation and lease costs.

Selling, general and administrative expenses for the three months ending March 31, 1996 have increased over the three months ending March 31, 1995 due to increased corporate marketing wages and activities, and various professional fees incurred with the Company's contract and business acquisition efforts.

Net income was $9,534 and $133,398 for the three months ending March 31, 1996 and 1995, respectively. The decrease was primarily attributable to increased cost of services provided and increased sales and marketing efforts.

The Company does not know of any events which are likely to materially change the costs of operating its Programs; however the gross profit on Programs which have matured, are typically greater than those in the early stages of development. Historically, Programs begin to reach their maturity within 90 to 120 days of initial operation. During the three months ending March 31, 1996 and 1995, the mix of programs changed significantly. As the newly obtained programs continue to mature and the mix of individual operating programs begins to stabilize, revenues should increase and gross profit should rise favorably and disproportionately to the increase in cost for such Programs. Conversely, if the patient census and the resulting revenue decreases (especially below the minimum break even level) costs will be disproportionately high in relation thereto which would adversely impact the results of operations and the Company's available resources. In that event, the Company may not have enough operating capital to continue operations.

The Company's revenue is expected to increase for the remainder of 1996 due to higher census under existing contracts and a larger number of programs operational for the entire year. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered by the acquisition of complementary businesses currently exist and are being implemented. However, it is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion. Due to the Company's dependence on a relatively small customer base presently consisting of only six (6) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

                                     PART II

                                OTHER INFORMATION


ITEM 1          LEGAL PROCEEDINGS

                Not applicable.


ITEM 2          CHANGES IN SECURITIES

                Not applicable.


ITEM 3          DEFAULTS UPON SENIOR SECURITIES

                Not applicable.


ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.


ITEM 5          OTHER INFORMATION


On April 17, 1996, the Company entered into a five year agreement with Coast Plaza doctor's Hospital to manage a twenty (20) chair partial hospitalization program in Norwalk, California.

On April 19, 1996, the Company entered into an agreement with Professional CareSource, Inc. to form a limited liability company, Optimum Care Source, LLC
(LLC). In exchange for a 70% ownership interest in the LLC, the Company agreed to contribute a maximum of $200,000 of working capital to the LLC. In connection with the formation of the LLC, the Company has paid $11,000 in cash. The Company is required to purchase all of Professional CareSource, Inc.'s interest in the LLC by April 29, 2001, but may elect to purchase the interest at any time after April 29, 2000 at a specified price, which approximates Professional CareSource's ownership percentage in the LLC multiplied by five (5) times the LLC's net profit after taxes as reflected on its most recent Form 1065 after agreed upon taxes.

Three principals of Professional CareSource, Inc. were each given one year employment contracts with the LLC. In connection with the employment agreement, the Company granted non-qualified stock options to purchase 33,000 shares of common stock at $.92 per share, which vest over five years, to each of the principals of Professional Care Source, Inc. Optimum Care Source, LLC, headquartered in Southern California, provides mental health services at long term care facilities.

On April 25, 1996, the Company entered into a three year agreement with Friendship Community Mental Health Center to manage a twenty-five (25) chair partial hospitalization program in Phoenix, Arizona.

ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K

10.76 Agreement between Coast Plaza Doctor's Hospital and the Company dated April 17, 1996.

10.77    Operating Agreement for Optimum Care Source, LLC.

10.78 Master Joint Venture Agreement between Professional CareSource, Inc. and the Company dated April 19, 1996.

10.79 Employment Agreement between Margaret M. Minnick and Optimum Care Source, LLC.

10.80    Employment Agreement between Teri L. Jolin and Optimum Care Source,
         LLC.

10.81 Employment Agreement between Joseph H. Dadourian and Optimum Care Source, LLC.

10.82 Registration Agreement between Professional CareSource, Inc. and the Company dated April 24, 1996.

10.83 Non-qualified stock option Agreement between Joseph H. Dadourian and the Company dated April 24, 1996.

10.84 Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996.

10.85 Non-qualified stock option Agreement between Margaret M. Minnick and the Company dated April 24, 1996.

10.86 Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996.

27       Financial Data Schedule.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.





                                        OPTIMUMCARE CORPORATION

                                        A Delaware Corporation

Dated May 10, 1996                      By: /s/  Edward A. Johnson
                                            ------------------------------------

                                                 Edward A. Johnson
                                                 President & Principal
                                                 Financial Officer