Form 10-Q
period 1996-06-30
OPTIMUMCARE CORP /DE/
filed 1996-08-05
CIK 820474

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-17401
                       -------

                            OPTIMUMCARE CORPORATION
         ------------------------------------------------------------
              (Exact name of registrant specified in its charter)

          Delaware                                    33-0218003
- -------------------------------                  --------------------
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                92677
- -------------------------------                   -------------------

                                (714) 495-1100
- ------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                Not Applicable
- ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes    X    No
                                                       -----     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Number of Shares Outstanding
      -----                                ----------------------------
                                                 at June 30, 1996
                                                 ----------------
  Common Stock, $.001 par value                         4,986,036

                                      -1-

                                     INDEX

                            OPTIMUMCARE CORPORATION




PART I   FINANCIAL INFORMATION
- ------   ---------------------

                                                                     Page
                                                                     ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1996 and                        3
         December 31, 1995

         Statements of Income for the Three Months and Six Months      4
         Ended June 30, 1996 and 1995

         Statements of Cash Flows for the Three Months and Six         5
         Months Ended June 30, 1996 and 1995

         Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of                       8
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION                                            10
- -------  -----------------


SIGNATURE                                                             11
- ---------

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)



                                                         JUNE 30           DECEMBER 31
                                                           1996                1995
                                                        -----------        -----------
ASSETS

CURRENT ASSETS
  CASH                                                  $   113,313        $   170,932
  ACCOUNTS RECEIVABLE, NET                                2,079,221          1,536,693
  PREPAID EXPENSES                                           61,274             31,487
                                                        -----------        -----------
    TOTAL CURRENT ASSETS                                  2,253,808          1,739,112

  NOTES RECEIVABLE FROM OFFICER                             155,000            155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $40,380 AT JUNE 30, 1996
  AND $34,382 AT DECEMBER 31, 1995                           23,325             25,617

DEFERRED ACQUISITION COSTS, LESS ACCUMULATED
  AMORTIZATION OF $5,000 AT JUNE 30, 1996 AND
  $0 AT DECEMBER 31, 1995                                   265,940            138,753

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,122 AT JUNE 30, 1996 AND $1,020 AT
  DECEMBER 31, 1995                                             953              1,055
                                                        -----------        -----------
    TOTAL ASSETS                                        $ 2,699,027        $ 2,059,537
                                                        ===========        ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                      $   267,300        $   192,743
  ACCRUED LIABILITIES                                       358,868            188,788
                                                        -----------        -----------
    TOTAL CURRENT LIABILITIES                               626,167            381,531

NOTE PAYABLE TO BANK                                        240,334            166,000

MINORITY INTEREST                                            (6,174)                 0

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 4,986,036 SHARES
    ISSUED AND OUTSTANDING AT JUNE 30, 1996
    AND 4,923,509 SHARES ISSUED AND OUTSTANDING
    AT DECEMBER 31, 1995                                      4,989              4,924
  PAID-IN-CAPITAL                                         2,989,966          2,927,593
  ACCUMULATED DEFICIT                                    (1,156,256)        (1,420,511)
                                                        -----------        -----------
    TOTAL STOCKHOLDERS' EQUITY                          $ 1,838,699        $ 1,512,006
                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,699,027        $ 2,059,537
                                                        ===========        ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30      JUNE 30      JUNE 30      JUNE 30
                                        1996         1995         1996         1995
                                     ----------   ----------   ----------   ----------
REVENUES                             $2,765,795   $1,508,258   $4,986,240   $2,997,630
INTEREST INCOME                             466        2,135        2,028        3,640
                                     ----------   ----------   ----------   ----------
                                     $2,766,261   $1,510,393   $4,988,268   $3,001,270
                                     ----------   ----------   ----------   ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED           $2,135,674   $1,095,918   $4,071,599   $2,213,736
PROVISION FOR DOUBTFUL ACCOUNTS               0       87,000            0       87,000
GENERAL AND ADMINISTRATIVE              322,376      241,715      588,207      462,964
INTEREST                                  6,859          582       12,576        1,194
                                     ----------   ----------   ----------   ----------
                                      2,464,909    1,425,215    4,672,381    2,764,894
                                     ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES              301,352       85,178      315,886      236,376

INCOME TAXES                             46,631        4,805       51,631       22,605
                                     ----------   ----------   ----------   ----------
NET INCOME                           $  254,721   $   80,373   $  264,255   $  213,771
                                     ==========   ==========   ==========   ==========
NET INCOME PER COMMON SHARE          $     0.05   $     0.02   $     0.05   $     0.04
                                     ==========   ==========   ==========   ==========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     SIX MONTHS ENDING
                                                                 JUNE 30          JUNE 30
                                                                  1996             1995
                                                                ---------        ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                    $ 264,255        $ 213,770
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                  11,099            4,121
      Minority Interest                                            (6,174)               0
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net                   (542,528)        (144,386)
        Decrease in notes receivable from officers                      0          (22,800)
        (Increase) in prepaid expenses                             (8,787)          (3,382)
        Increase in accounts payable                               74,557             (615)
        Increase in accrued liabilities                           170,079           21,201
                                                                ---------        ---------
          CASH AND CASH EQUIVALENTS (USED)/
            PROVIDED BY OPERATING ACTIVITIES                      (37,499)          67,909

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                                (3,868)          (5,416)
  Proceeds from sale of furniture & equipment                         162                0
  Deferred acquisition costs                                     (132,187)               0
                                                                ---------        ---------
          CASH AND CASH EQUIVALENTS (USED)
            IN INVESTING ACTIVITIES                              (135,892)          (5,416)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                          41,438                0
  Note payable from bank                                           74,334                0
  Payment of note receivable from officer                               0           15,653
                                                                ---------        ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
            FINANCING ACTIVITIES                                  115,772           15,653

  (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                (57,619)          78,146

Cash and cash equivalents at beginning of period                  170,932           36,657
                                                                ---------        ---------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 113,313        $ 114,803
                                                                =========        =========


See notes to financial statements.

OPTIMUMCARE CORPORATION
- -----------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996
NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At June 30, 1996, the Company has unused Federal and State net operating loss carryforwards of approximately $1,179,000 and 16,000 respectively which begin to expire in 2003. The provision for Federal income taxes is computed on annualized alternative minimum taxable income at the alternative minimum tax rate. The provision for State income taxes is computed on annualized taxable income at current rates.

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive from stock options aggregations of 5,606,776 and 5,344,368 at June 30, 1996 and June 30, 1995
respectively.

NOTE D -- DEFERRED ACQUISITION COSTS

On April 19, 1996, the Company entered into an agreement with Professional CareSource, Inc. to form a limited liability company, Optimum Care Source, LLC
(LLC). In exchange for a 70% ownership interest in the LLC, the Company agreed to contribute a maximum of $200,000 of working capital to the LLC. In connection with the formation of the LLC, the Company has paid $11,000 in cash and has advanced $50,000 in working capital through July 30, 1996. The Company is required to purchase all of Professional CareSource, Inc.'s interest in the LLC by April 29, 2001, but may elect to purchase the interest at any time after April 29, 2000 at a specified price, which approximates Professional Caresource's ownership percentage in the LLC multiplied by five (5) times the LLC's net profit after taxes as reflected on its most recent Form 1065 after agreed upon taxes.

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

The purchase method of accounting has been used to record the transaction. The deferred acquisition costs associated with the purchase are amortized under the straight line method of over five years.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


MATERIAL CHANGES IN FINANCIAL CONDITION
- ---------------------------------------

At June 30, 1996 and December 31, 1995, the Company's working capital was $1,627,641 and $1,357,581 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected.
Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were ($37,499) and $67,909 for the periods ended June 30, 1996 and 1995, respectively. The decrease was attributable to increased accounts receivable from five programs which the Company began managing from September 1995 through April 1996. The increase in accounts receivables is a result of an increase in patient census volume as well as an increase in the rates earned by the Company for programs which existed at June 30, 1996 versus June 30, 1995.

Cash flows used in investing activities were ($135,892) and $5,416 for the periods ended June 30, 1996 and 1995, respectively. The decrease in cash was primarily attributable to deferred acquisition costs incurred in connection with the proposed acquisitions contract of assets and businesses performing complimentary mental health services, one of which was consummated on April 24, 1996.

The cash flows from financing activities were $115,772 and $15,653 for the periods ended June 30, 1996 and 1995, respectively. The increase was due to draws on the Company's line of credit agreement with a bank and the exercise of stock options by three employees. The credit agreement was increased to $750,000 and expires March 1, 1997, but is convertible into a one year term loan with a five (5) year repayment schedule. As of July 29, 1996, approximately $500,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1996 are cash on hand, accounts receivable, the line of credit and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

The Company operated fifteen (15) programs during the three months ended June 30, 1996 and fourteen (14) programs during the three months ended June 30, 1995. Net revenues were $2,765,795 and $1,508,258 for the three months ended June 30, 1996 and 1995, respectively. The increase in revenues in 1996 over 1995 is due to the different mix of operating programs among periods. The Company is currently earning a larger fee for managing the programs which exist at June 30, 1996 versus those which existed at June 30, 1995. In addition, the volume of patient days treated through programs at June 30, 1996 is greater than those treated through programs which existed at June 30, 1995.

Cost of services provided were $2,135,674 and $1,095,918 for the three months ended June 30, 1996 and 1995 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods and an expanded scope of services provided in connection with certain contracts such as nursing, transportation and lease costs. However, the Company has achieved certain economics of scale in providing these services and has begun to develop certain previously externally purchased services such as marketing, in house, to contain these costs.

Selling, general and administrative expenses for the three months ending June 30, 1996 have increased over the three months ending June 30, 1995 due to increased corporate marketing wages and activities, and various professional fees incurred with the Company's contract, asset and business acquisition efforts.

Net income was $254,721 and $80,373 for the three months ending June 30, 1996 and 1995, respectively. The increase was primarily attributable to the different mix of programs which currently exist that provide for a larger management fee for the expanded scope of services the Company currently provides.

The Company does not know of any events which are likely to materially change the costs of operating its Programs; however the gross profit on Programs which have matured, are typically greater than those in the early stages of development. Historically, Programs begin to reach their maturity within 90 to 120 days of initial operation. During the three months ending June 30, 1996 and 1995, the mix of programs changed significantly. As the newly obtained programs continue to mature and the mix of individual operating programs begins to stabilize, revenues should increase and gross profit should rise favorably and disproportionately to the increase in cost for such Programs. Conversely, if the patient census and the resulting revenue decreases (especially below the minimum break even level) costs will be disproportionately high in relation thereto which would adversely impact the results of operations and the Company's available resources. In that event, the Company may not have enough operating capital to continue operations.

The Company's revenue is expected to increase for the remainder of 1996 due to higher census under existing contracts and a larger number of programs operational for the entire year. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered by the acquisition of complementary contracts, assets and businesses currently exist and are being implemented. It is uncertain at this time to what extent the Company's fixed costs will be impacted by this expansion. Due to the Company's dependence on a relatively small customer base presently consisting of only seven (7) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------

Comparison of the Three Months Ended June 30, 1995 to Three Months Ended June
- -----------------------------------------------------------------------------
30, 1994
- --------

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

The provision for doubtful accounts at June 30, 1995 pertains to three Programs licensed under one hospital. The provision for doubtful accounts at June 30, 1994 pertained to two contracts with one hospital which were terminated on June 30, 1994.

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

                                    PART II

                               OTHER INFORMATION
                               -----------------



ITEM 1    LEGAL PROCEEDINGS
- ------    -----------------

          Not applicable.


ITEM 2    CHANGES IN SECURITIES
- ------    ---------------------

          Not applicable.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES
- ------    -------------------------------

          Not applicable.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

          Not applicable.


ITEM 5    OTHER INFORMATION
- ------    -----------------

          On July 22, 1996 the Company filed a Form S-8 Registration Statement to register 430,000 shares issuable upon exercise of stock options which are a part of the 1987 Stock Option Plan and 321,500 shares issuable to employees of the Company upon exercise of non-qualified stock options.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
- ------    --------------------------------

          Exhibit 27 -- Financial Data Schedule

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.





                                       OPTIMUMCARE CORPORATION
                                       A Delaware Corporation





Dated August 5, 1996                   By:   EDWARD A. JOHNSON
                                           ----------------------------
                                             Edward A. Johnson
                                             President & Principal
                                             Financial Officer