Form 10-Q
period 1996-09-30
OPTIMUMCARE CORP /DE/
filed 1996-10-21
CIK 820474

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17401



                            OPTIMUMCARE CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant specified in its charter)



               Delaware                                     33-0218003
-----------------------------------                     -------------------
  (State of other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                      92677
----------------------------------                       ------------------



                                (714) 495-1100
-------------------------------------------------------------------------------
              (Registrants telephone number, including area code)



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

                                  Yes  X   No
                                      ---     ---


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                       Number of Shares Outstanding
            Class                         at September 30, 1996
 -----------------------------         ----------------------------
 Common Stock, $.001 par value                  5,613,509

                                     INDEX

                            OPTIMUMCARE CORPORATION




                                                                    Page
                                                                    ----
PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 1996 and                  3
         December 31, 1995

         Statements of Income for the Three Months and Nine Months    4
         Ended September 30, 1996 and 1995

         Statements of Cash Flows for the Three Months and Nine       5
         Months Ended September 30, 1996 and 1995

         Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of                      8
         Financial Condition and Results of Operations


PART II  OTHER INFORMATION                                           10


SIGNATURE                                                            11

OPTIMUMCARE CORPORATION

BALANCE SHEETS
(UNAUDITED)

                                                        SEPTEMBER       DECEMBER
                                                          1996            1995
                                                       ----------     -----------
ASSETS

CURRENT ASSETS
  CASH                                                 $  706,105     $   170,932
  ACCOUNTS RECEIVABLE, NET                              2,167,593       1,536,693
  PREPAID EXPENSES                                         60,314          31,487
                                                       ----------     -----------
      TOTAL CURRENT ASSETS                              2,934,012       1,739,112

  NOTES RECEIVABLE FROM OFFICER                           155,000         155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $43,493 AT SEPTEMBER 30, 1996
    AND $34,382 AT DECEMBER 31, 1995                       20,211          25,617

DEFERRED ACQUISITION COSTS, LESS ACCUMULATED
  AMORTIZATION OF $16,584 AT SEPTEMBER 30, 1996
    AND $0 AT DECEMBER 31, 1995                           272,766         138,753

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,173 AT SEPTEMBER 30, 1996 AND $1,020 AT
    DECEMBER 31, 1995                                         902           1,055
                                                       ----------     -----------
      TOTAL ASSETS                                     $3,382,891     $ 2,059,537
                                                       ==========     ===========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                     $  267,205     $   192,743
  ACCRUED LIABILITIES                                     421,246         188,788
                                                       ----------     -----------
      TOTAL CURRENT LIABILITIES                           688,451         381,531

NOTE PAYABLE TO BANK                                      243,334         166,000

MINORITY INTEREST                                         (17,773)              0

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 5,613,509 SHARES
    ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1996
    AND 4,923,509 SHARES ISSUED AND
    OUTSTANDING AT DECEMBER 31, 1995                        5,614           4,924
PAID-IN-CAPITAL                                         3,219,079       2,927,593
ACCUMULATED DEFICIT                                      (755,814)     (1,420,511)
                                                       ----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                       $2,468,879     $ 1,512,006
                                                       ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $3,382,891     $ 2,059,537
                                                       ==========     ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION

STATEMENTS OF INCOME
(UNAUDITED)


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                       ----------------------------  ----------------------------
                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                           1996           1995           1996          1995
                                       -------------  -------------  -------------  -------------
REVENUES                                $2,950,861     $1,516,130     $7,937,101     $4,513,760
INTEREST INCOME                              1,626          3,332          3,654          6,972
                                        ----------     ----------     ----------     ----------
                                        $2,952,487     $1,519,462     $7,940,755     $4,520,732
                                        ----------     ----------     ----------     ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED              $2,179,571     $1,172,967     $6,251,170     $3,386,703
PROVISION FOR DOUBTFUL ACCOUNTS                  0         33,000              0        120,000
GENERAL AND ADMINISTRATIVE                 321,147        209,537        909,354        672,501
INTEREST                                     6,775          3,427         19,351          4,621
                                        ----------     ----------     ----------     ----------
                                         2,507,493      1,418,931      7,179,875      4,183,825
                                        ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                 444,994        100,531        760,880        336,907

INCOME TAXES                                44,551         11,352         96,182         33,957
                                        ----------     ----------     ----------     ----------
NET INCOME                              $  400,443     $   89,179     $  664,698     $  302,950
                                        ==========     ==========     ==========     ==========
NET INCOME
PER COMMON SHARE                        $     0.07     $     0.02     $     0.12     $     0.06
                                        ==========     ==========     ==========     ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION

STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                       NINE MONTHS ENDING
                                                                --------------------------------
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1996               1995
                                                                -------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                     $ 664,698           $ 302,950
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and Amortization                                  9,263               6,399
      Minority Interest                                            (17,773)                  0
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net                    (630,900)           (176,583)
        Decrease in notes receivable from officers                       0             (22,800)
        (Increase) in prepaid expenses                             (28,827)            (77,039)
        Increase/(Decrease) in accounts payable                     74,462              (1,616)
        Increase/(Decrease) in accrued liabilities                 232,458                (141)
                                                                 ---------           ---------
          CASH AND CASH EQUIVALENTS
          PROVIDED BY OPERATING ACTIVITIES                         303,381              31,170


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                               (3,868)             (7,901)
  Proceeds from sale of furniture and equipment                        162                   0
  Deferred acquisition costs                                      (134,013)                  0
                                                                 ---------           ---------
          CASH AND CASH EQUIVALENTS (USED)
            IN INVESTING ACTIVITIES                               (137,718)             (7,901)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                          292,176               8,265
  Note payable from bank                                            77,334             166,000
  Payment of note receivable from officer                                0              15,653
                                                                 ---------           ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
            FINANCING ACTIVITIES                                   369,510             189,918

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                   535,173             213,187

Cash and cash equivalents at beginning of period                   170,932              36,657
                                                                 ---------           --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 706,105           $ 249,844
                                                                 =========           =========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At September 30, 1996, the company has unused Federal and State net operating loss carryforwards of approximately $1,179,000 and 16,000 respectively which begin to expire in 2003. The provision for Federal income taxes is computed on annualized alternative minimum taxable income at the alternative minimum tax rate. The provision for State income taxes is computed on annualized taxable income at current rates.


NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive from stock options aggregations of 5,410,410 and 5,477,649 at September 30, 1996 and September 30, 1995 respectively.


NOTE D -- DEFERRED ACQUISITION COSTS

On April 19, 1996, the Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. through the formation of OptimumCare Source, LLC (the "LLC"). The Company acquired a 70% ownership interest in the LLC and Professional Care Source, Inc. holds a 30% ownership interest in the LLC. The Company considers the LLC to be a 70% owned subsidiary of the Company. The Company paid $11,000 in cash to each of the three principals of Professional Care Source, Inc. and made an initial contribution of $50,000 to the LLC for working capital. An additional working capital contribution of $25,000 was made during September, 1996.

The Company is required to purchase all of Professional Care Source, Inc.'s interest in the LLC by April 29, 2001, but may elect to purchase the interest at any time after April 29, 2000 at a specified price, which approximates Professional Care Source's ownership percentage in the LLC multiplied by five
(5) times the LLC's net profit after taxes as reflected on its most recent Form 1065 after agreed upon taxes.

Three principals of Professional Care Source, Inc. were each given one year employment contracts with the LLC. In connection with the employment agreement, the Company granted non-qualified stock options to purchase 33,000 shares of common stock at $.92 per share, which vest over five years, to each of the principals of Professional Care Source, Inc. The options to purchase OptimumCare common stock were granted to the three employees of the LLC at an exercise price equal to the fair market value of the stock price at the date of grant. OptimumCare Source LLC, headquartered in Southern California, provides mental health services at long term care facilities.

The Company has recorded the legal and consulting fees incurred as a result of the acquisition of a 70% interest in contracts form Professional Care Source, Inc. through the formation of the LLC as deferred acquisition expenses. The legal and consulting fees together with the $11,000 in cash paid to each of the three Principals of Professional Care Source, Inc. were incurred as a part of the acquisition of the Registrant's 70% interest in the LLC. They have been capitalized as organization costs on the basis that such costs benefit the operation of future years in accordance with APB Opinion No. 17. The deferred acquisition costs associated with the purchase are amortized under the straight line method of over five years.

The Company intends to acquire certain assets of Giem, Guerra & Myers, Inc. (previously referred to as Psychological HealthCare, Inc. in the Company's 1995 10-K). The Company and Giem, Guerra & Myers, Inc. are working together to determine the most appropriate structure for the acquisition. It is anticipated that the transaction will be consummated during the fourth quarter of 1996 or the first quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Material Changes in Financial Condition
---------------------------------------

At September 30, 1996 and December 31, 1995, the Company's working capital was $2,245,561 and $1,357,581 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected.
Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were $303,381 and $31,170 for the periods ended September 30, 1996 and 1995, respectively. The increase was attributable to increased earnings, accounts payable and accrued liabilities, which were partially offset by increased accounts receivable. The increase in earnings and accounts receivable are primarily due to the different mix of programs which existed at September 30, 1996 and December 31, 1995 respectively. The Company began managing two new programs between September and December 1995 and began managing an additional three programs between January and April 1996.
One program operated by the Company was closed in December 1995 and five additional programs operated by the Company, all of which were smaller partial hospitalization programs, were closed between June and September 1996. The increase in earnings and accounts receivable is a result of an increase in rates earned by the Company as well as an increase in patient census volume that has occurred as these programs have started to mature. The Company's percentage of accounts receivable agings among periods are comparable. The increase in accounts payable and accrued liabilities is due to an increase in the expenses associated with an expanded volume of business.

Cash flows used in investing activities were ($137,718) and ($7,901) for the periods ended September 30, 1996 and 1995, respectively. The decrease in cash was primarily attributable to deferred acquisition costs incurred in connection with an acquisition and proposed acquisition of contracts, assets and businesses performing complimentary mental health services.

The cash flows from financing activities were $369,510 and $189,918 for the periods ended September 30, 1996 and 1995, respectively. The increase was due to the exercise of stock options by eight individuals.

The Company has recently been able to rely more on the cash generated from operations rather than draw on its line of credit agreement with the bank. The $750,000 credit agreement expires March 1, 1997, but is convertible into a one year term loan with a five (5) year repayment schedule. As of October 15, 1996, approximately $500,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1996 are cash on hand, accounts receivable, the available line of credit and continuing revenues from programs.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 compared to Three Months
Ended September 30, 1995
--------------------------------------------------------------

The Company operated fifteen (15) programs during the three months ended September 30, 1996 and 1995. Net revenues were $2,950,861 and $1,516,130 for the three months ended September 30, 1996 and 1995, respectively. The increase in revenues in 1996 over 1995 is due to the different mix of operating programs among periods. The Company is currently earning a larger fee for managing the programs which exist at September 30, 1996 versus those which existed at September 30, 1995. In addition, the volume of patient days treated through programs at September 30, 1996 is greater than those treated through programs which existed at September 30, 1995.

Cost of services provided were $2,179,571 and $1,172,967 for the three months ended September 30, 1996 and 1995 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods and an expanded scope of services provided in connection with certain contracts such as nursing, transportation and lease costs. The Company has achieved certain economics of scale in providing these expanded services and has begun to develop certain previously externally purchased services such as marketing, in house, to contain these costs.

Selling, general and administrative expenses for the three months ending September 30, 1996 have increased over the three months ending September 30, 1995 due to increased corporate marketing wages and activities, and various professional fees incurred with the Company's contract, asset and business acquisition efforts.

Net income was $400,443 and $89,179 for the three months ending September 30, 1996 and 1995, respectively. The increase was primarily attributable to the different mix of programs which currently exist that provide for a larger management fee for the expanded scope of services the Company currently provides.

The Company does not know of any events which are likely to materially change the costs of operating its Programs; however the gross profit on Programs which have matured, are typically greater than those in the early stages of development. Historically, Programs begin to reach their maturity within 90 to 120 days of initial operation. During the three months ending September 30, 1996 and 1995, the mix of programs changed significantly. As the newly obtained programs continue to mature and the mix of individual operating programs begins to stabilize, revenues should increase and gross profit should rise favorably and disproportionately to the increase in cost for such Programs. Conversely, if the patient census and the resulting revenue decreases (especially below the minimum break even level) costs will be disproportionately high in relation thereto which would adversely impact the results of operations.

The Company's revenue is expected to decline for the fourth quarter of 1996 due to the loss of two small partial hospitalization contracts and a temporary drop in census which the Company's inpatient programs typically experience towards the holiday season of each year. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered by the acquisition of complementary contracts, assets and businesses currently exist and are being implemented. It is uncertain at this time to what extent the Company's fixed costs will be impacted by this expansion. Due to the Company's dependence on a relatively small customer base presently consisting of only five (5) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

Comparison of the Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995
---------------------------------------------------------------------

Net revenues increased 76% for the nine months ended September 30, 1996 over the comparable nine months ended September 30, 1995.

The Company had fifteen (15) operational programs during the nine month period ended September 30, 1996 and sixteen (16) operational programs during the nine month period ended September 30, 1995. The increase in net revenues among comparative periods is due to the different mix of operating programs among comparative periods. The Company is currently earning a larger fee for managing the programs which existed during the nine months ending September 30, 1996 versus those which existed for the nine months ending September 30, 1995. In addition, the volume of patient days treated through programs during the nine month period ending September 30, 1996 are greater than those treated through programs during the nine month period ending September 30, 1995.

While there was an increase in revenue among comparative periods, there has also been a corresponding increase in the cost of services provided. These increases primarily stem from treating the increase in patient volume among periods and an expanded scope of services provided in connection with certain contracts such as nursing, transportation and lease costs.

The increase in general and administrative expenses is primarily attributable to increased corporate marketing wages and activities, and the various professional fees incurred in connection with the Company's contract, asset and business acquisition efforts.

                                    PART II

                               OTHER INFORMATION




ITEM 1   LEGAL PROCEEDINGS
         -----------------

         Not applicable.



ITEM 2   CHANGES IN SECURITIES
         ---------------------

         Not applicable.



ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.



ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.



ITEM 5   OTHER INFORMATION
         -----------------

         The Company declared a stock dividend of two-tenths (.2) share for each one share held by stockholders of record on October 1, 1996, the record date of the dividend. In lieu of fractional shares that would be issued, a stockholder will receive the next highest number of full shares to which the stockholder would be entitled as a result of the stock dividend. The payment date for the stock dividend will be October 18, 1996.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 27 -- Financial Data Schedule

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                      OPTIMUMCARE CORPORATION
                                      A Delaware Corporation




Dated: October 21, 1996               By: /s/ EDWARD A. JOHNSON
                                         ----------------------------
                                              Edward A. Johnson
                                              President and Principal
                                              Financial Officer