Form 10-K/A
period 1995-12-31
OPTIMUMCARE CORP /DE/
filed 1997-01-22
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


(Mark One)
( X ) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995 or

(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         (No Fee Required)

For the transition period from                  to               Commission file
number 0-17401
Commission File Number: 0-17401


                             OPTIMUMCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                 33-0218003
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


         30011 Ivy Glenn Drive, Suite 219
         Laguna Niguel, California                            92677
         (Address of principal                              (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (714) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
Title of Each Class                                  Which Registered

None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

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
                 $.001 par value



Documents Incorporated by Reference


None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|


* This value is not intended to make any representation as to value or worth of the Company's shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

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

         Pending legislative proposals revising Medicare/Medicaid reimbursement, if enacted, could have a negative affect on the revenues of the hospitals with which the Company contracts. Generally, the Company's agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company's revenues may be impacted by the proposed legislation.

         In addition, government efforts to eliminate the exemption from Medicare's prospective payment system for long-term care hospitals currently exist. These proposals would affect the cash flow of the facilities the Company intends to contract with through its 70% owned subsidiary, OptimumCare Source, LLC. This could also result in renegotiation of the rates the OptimumCare Source, LLC receives for its services and the timing of payments. The Company does not anticipate that OptimumCare Source, LLC will generate revenues from the facilities with which it contracts which are significant to the Company on a consolidated basis until after approximately six full months of operations.

         The Company anticipates that additional legislation may be adopted focusing on controlling health care costs and improving access to medical services for persons who are uninsured. Such legislation may also affect the amount which health care providers can charge for services. The Company believes that it is well positioned to respond to these changes and that it is likely that the Company will experience a lesser impact than other companies in the health care industry based on the fact that the Company has already focused its efforts on shortening patient stays and has historically provided a greater percentage of its services to Medicaid patients than have many of its competitors.

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

                                                     High Bid                  Low Bid


1995:
Fourth Quarter                                         1 1/4                      1 5/16
Third Quarter                                          1 1/4                      29/32
Second Quarter                                         1 7/32                     21/32
First Quarter                                          7/8                        3/4


1994:
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


                  A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996 and per share amounts for all periods presented have been restated to reflect the stock dividend.

                       STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

============================================================================================================
                               1995           1994            1993              1992             1991
============================================================================================================
NET REVENUES                   $6,027,122     $5,596,283      $3,825,613        $2,314,376       $2,222,220
------------------------------------------------------------------------------------------------------------
NET INCOME                          2,070        465,045         365,189           127,045          183,037
------------------------------------------------------------------------------------------------------------
NET INCOME PER
SHARE OF COMMON
STOCK                                 .00            .07             .06               .02              .03
------------------------------------------------------------------------------------------------------------
WEIGHTED NUMBER
OF SHARES
OUTSTANDING                     6,414,709      6,218,113       5,939,264         5,886,611        5,866,211
============================================================================================================



                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31

===============================================================================================================
                               1995              1994              1993               1992            1991
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                   $2,059,537        $1,814,153        $1,299,215         $917,779        $659,369
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS

                                1,739,112         1,699,801         1,237,885          904,072         639,857
---------------------------------------------------------------------------------------------------------------
CURRENT
LIABILITIES                       381,531           333,209           269,343          249,701         118,336
---------------------------------------------------------------------------------------------------------------
NET WORKING
CAPITAL                         1,357,581         1,366,592           968,542          654,371         521,521
---------------------------------------------------------------------------------------------------------------
LONG-TERM
OBLIGATIONS                       166,000                 0                 0                0               0
===============================================================================================================

         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (a) Liquidity and Capital Resources
         FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994.
         At fiscal year end 1995 and 1994, the Company's working capital was $1,357,581 and $1,366,592 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

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

         NAME                                        AGE                        POSITION
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

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
===================================================================================================================================
                                            ANNUAL COMPENSATION                          AWARDS          PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
NAME &                                                               OTHER                                              ALL OTHER
PRINCIPAL                                                            ANNUAL       RESTRICTED    OPTIONS  PAYOUTS        COMPEN-
POSITION                YEAR        SALARY($)        BONUS($)        COMPEN-      STOCK         /SARs    ($)            SATION ($)
                                                                     SATION($)    AWARDS($)
-----------------------------------------------------------------------------------------------------------------------------------
                        1995        $144,000       $ 40,259                                                          $11,602 (1)(2)
EDWARD A. JOHNSON,      1994         144,000         61,703                                                           11,196 (1)(2)
 PRESIDENT              1993         154,021         32,811                                                            8,626 (1)(2)


MULU G. MICHAEL,        1995        $103,433       $ 30,833
 VICE PRESIDENT OF      1994          67,500         14,072
 CLINICAL               1993          26,500          1,692
 OPERATIONS

                        1995        $ 74,218       $ 38,430                                                           $   1,800 (1)
LESTER H. HARMAN        1994          60,000         37,295                                                               1,800 (1)
 REGIONAL               1993          45,000         11,550                                                               1,350 (1)
 MARKETING
 MANAGER
===================================================================================================================================

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

         Options/SAR Grants in Last Fiscal Year
         The following table sets forth certain information concerning Options/SARs granted during 1995 to the named executives:

===================================================================================================================================
                                                                                      POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED ANNUAL
                                      INDIVIDUAL GRANTS                               RATES OF STOCK PRICE
                                                                                      APPRECIATION FOR OPTION
                                                                                      TERM
-----------------------------------------------------------------------------------------------------------------------------------
                                     % OF TOTAL
                                     OPTIONS/SARs
                                     GRANTED TO           EXERCISE OF                                                 GRANT DATE
                     OPTIONS/SARs    EMPLOYEES            BASE PRICE    EXPIRATION                                    PRESENT
       NAME          GRANTED         IN FISCAL            ($/SHARE)     DATE          5% ($)              10% ($)     VALUE ($)*
                                     YEAR
-----------------------------------------------------------------------------------------------------------------------------------

JON E. JENETT        25,000                 .10%                $.93    8/8/2000      6,750               14,500      6,792
===================================================================================================================================

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

         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values The following table summarizes options and SARs exercised during 1995 and presents the value of unexercised options and SARS held by the named executives at fiscal year end:

=======================================================================================================================
                                                                                                        VALUE OF
                                                                     NUMBER OF                     UNEXERCISED IN-THE-
                                                                     UNEXERCISED                   MONEY OPTIONS/SARs
                        SHARES ACQUIRED ON                           OPTIONS/SARS AT               AT FISCAL YEAR-END
            NAME        EXERCISE (#)            VALUE REALIZED ($)   FISCAL YEAR-END (#)*                 ($)**
-----------------------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON              0                       0                300,000                        254,625
-----------------------------------------------------------------------------------------------------------------------
MICHAEL S. CALLISON            0                       0                100,000                         68,375
-----------------------------------------------------------------------------------------------------------------------
GARY L. DREHER                 0                       0                 75,000                         45,475
-----------------------------------------------------------------------------------------------------------------------
JON E. JENETT                  0                       0                 25,000                          5,000
=======================================================================================================================

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


===============================================================================
                                 AMOUNT & NATURE OF
      NAME (1)                   BENEFICIAL OWNERSHIP        PERCENT OF CLASS
-------------------------------------------------------------------------------
EDWARD A. JOHNSON                   617,426 (2)                11.6%
-------------------------------------------------------------------------------
MICHAEL S. CALLISON                 430,000 (3)                 8.5%
-------------------------------------------------------------------------------
GARY L. DREHER                      138,800 (4)                 2.8%
-------------------------------------------------------------------------------
JON E. JENETT                        50,000 (5)                 1.0%
-------------------------------------------------------------------------------
DR. LINDSEY ROSENWALD               282,500                     5.7%
-------------------------------------------------------------------------------
ALL OFFICERS AND
DIRECTORS AS A GROUP (4
PERSONS)                          1,236,226 (6)                22.0%
===============================================================================

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

Statements of Cash Flows for the                                         __
         year ended December 31, 1995, 1994 and 1993

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

         10.4 Stock Purchase Agreement dated May 27, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.4.
                  (Terminated)

         10.5 Agreement between the Company and Corona Community Hospital dated July 8, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.5. (Terminated)

         10.6 Amended and Restated 1987 Stock Option Plan incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.6.

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

         10.10 Agreement between Pacific Coast Hospital and the Company dated July 29, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.10. (Terminated)

         10.11 Agreement between Freedom Recovery Center, Inc. and the Company dated July 31, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.11. (Terminated)

         10.12 Agreement between Temple Community Hospital and the Company dated September 10, 1987, incorporated by reference from Form S-18 Registration Statement (Registration No.
                  33-16313-LA) filed July 28, 1988, Exhibit 10.12.
                  (Terminated)

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

         10.27 Amendment to agreement between Bellflower Doctors Hospital and the Company dated February 19, 1990.
                  (Terminated)

         10.28 Agreement between Washington Medical Center and the Company dated July 25, 1990.
                  (Terminated)

         10.29 Agreement between Medical Rehabilitation Incorporated and the Company dated September 1, 1990.
                  (Terminated)

         10.30 Lease amendment between the Company and Laguna Niguel Office Center dated September 24, 1990 which supersedes lease dated June 23, 1988 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.30.

         10.31 Commercial Promissory Note between the Company and Monarch Bank dated March 28, 1991.
                  (Paid)

         10.32 Agreement between Phoenix Baptist Hospital and Medical Center, Inc. and the Company dated May 1, 1991.
                  (Terminated)

         10.33 Promissory Demand Note between the Company and Ventana Growth Fund L.P. dated August 30, 1991.
                  (Paid)

         10.34 Agreement between Huntington Intercommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

         10.35 Agreement between Medical Rehabilitation Incorporated and the Company dated June 1, 1992.
                  (Terminated)

         10.36 Agreement between General-Psych Partners and the Company dated June 14, 1992.
                  (Terminated)

         10.37 Amendment to Agreement dated June 14, 1992 between General-Psych Partners and the Company dated October 1, 1992. (Terminated)

         10.38 Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.38.

         10.39 Agreement between Brotman Medical Center and the Company dated October 20, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.39.

         10.40 Agreement between General-Psych Partners and the Company dated November 1, 1992.
                  (Terminated)

         10.41 Promissory Note between the Company and Edward A. Johnson dated December 10, 1992.
                  (Expired)

         10.42 Agreement between GlenComm, Limited, a California Limited Partnership by Glendora Acquisition Partners, Inc., a California Corporation, General Partner, d/b/a Glendora Community Hospital and the Company dated April 20, 1993. (Terminated)

         10.43 Lease amendment between the Company and Laguna Niguel Office Center dated May 12, 1993 which supersedes lease dated June 23, 1988 incorporated by reference form Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.43.

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

         10.45 Lease agreement between Mt. Carmel Resources and the Company dated June 16, 1993.
                  (Expired)

         10.46 Sublease agreement between Glendora Community Hospital and the Company dated July 15, 1993.
                  (Terminated)

         10.47 Agreement between Samaritan Health System, an Arizona non-profit corporation d/b/a Samaritan Medical Center, San Clemente dated October 8, 1993.

         10.48 Lease agreement between Columbia Healthcare Corporation and the Company dated October 18, 1993 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.48.

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

         10.51 Agreement between Long Beach Doctors Hospital and the Company dated January 10, 1994.
                  (Terminated)

         10.52 Lease agreement between Whittier Narrows Business Park and the Company dated January 10, 1994 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.52.

         10.53 Sublease agreements between the Company and Medical Rehabilitation Incorporated dated January 27, 1994. (Terminated)

         10.54 Amendment to agreement dated January 1, 1994 between Long Beach Doctors Hospital and the Company dated February 23, 1994.
                  (Terminated)

         10.55 1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994,
                  Exhibit 10.55.

         10.56 Lease Agreement between Frank T. Howard and the Company dated May 4, 1994 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.56.

         10.57 Promissory note between Edward A. Johnson and the Company dated June 24, 1994.
                  (Paid)

         10.58 Promissory note between Gary L. Dreher and the Company dated June 24, 1994.
                  (Paid)

         10.59 Sublease Agreements between Long Beach Doctor's Hospital and the Company dated June 24, 1994.
                  (Terminated)

         10.60 Lease amendment between the Company and Laguna Niguel Office Center dated July 7, 1994 which supersedes lease dated June 23, 1988 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.60.

         10.61 Agreement between Pacifica Hospital of the Valley and the Company dated September 15, 1994.
                  (Terminated)

         10.62 Agreement between Queen of the Angels - Hollywood Presbyterian Medical Center, Inc. and the Company dated December 6, 1994 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.62.

         10.63 Agreement between Pacifica Hospital of the Valley and the Company dated December 6, 1994.
                  (Terminated)

         10.64 Unanimous written consent dated December 30, 1994 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 10, 1993 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.64.

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

         11.0     Statement re: Computation of per share earnings.

         23       Consent of Ernst & Young LLP.

         27       Financial Data Schedule.


         (b) Reports on Form 8-K
         Inapplicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            OPTIMUMCARE CORPORATION

                                            By: /s/ EDWARD A. JOHNSON
                                               ------------------------------
                                               Edward A. Johnson, President

                                            Date: January 21, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             OPTIMUMCARE CORPORATION

-----------------------------------------------------------------------------------------------------------------------------



COL. A                              COL. B                    COL. C                    COL. D                     COL. E
-----------------------------------------------------------------------------------------------------------------------------


                                                     ADDITIONS
                                     Charged
                                    Balance at       Charged           to Other                                    Balance
                                    Beginning        to Costs          Accounts         Deductions                 At End
Description                         of Period        & Expenses        Describe         Describe                   of Period
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED
 DECEMBER 31, 1995
 Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
   uncollectible
   accounts                         $  0             $ 36,030                           $ (36,030)                 $  0


YEAR ENDED
 DECEMBER 31, 1994
 Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
   uncollectible
   accounts                            0              141,620                            (141,620)                    0


YEAR ENDED
 DECEMBER 31, 1993
 Reserves and allowances
   from asset accounts:
   Allowance for
   uncollectible
   accounts                        2,822               27,460                             (30,282)(1)                 0


         (1)      Uncollectible accounts written off, net of recoveries

                             OptimumCare Corporation

                              Financial Statements


                     Years ended December 31, 1995 and 1994




                                    CONTENTS

Report of Independent Auditors............................................  1

Financial Statements

Balance Sheets............................................................  2
Statements of Income......................................................  3
Statements of Stockholders' Equity........................................  4
Statements of Cash Flows..................................................  5
Notes to Financial Statements.............................................  6

                       [LETTERHEAD OF ERNST & YOUNG LLP]


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /S/Ernst & Young LLP


Orange County, California
March 18, 1996,
except for Note 8 and Note 10, as to which the date is January 16, 1997

                             OptimumCare Corporation

                                 Balance Sheets


                                                                       DECEMBER 31
                                                                  1995             1994
                                                              ----------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                $   170,932      $    36,657
     Accounts receivable, net                                   1,536,693        1,642,040
     Prepaid expenses                                              31,487           21,104
                                                              ----------------------------
Total current assets                                            1,739,112        1,699,801

Note receivable from officer                                      155,000           97,000

Furniture and equipment, less accumulated depreciation
     of $34,382 in 1995 and $25,463 in 1994                        25,617           16,093

Deferred acquisition costs                                        138,753               --

Intangibles, less accumulated amortization of $1,020 in
     1995 and $816 in 1994                                          1,055            1,259
                                                              ----------------------------
Total assets                                                  $ 2,059,537      $ 1,814,153
                                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   192,743      $   152,535
     Accrued expenses                                             188,788          180,674
                                                              ----------------------------
Total current liabilities                                         381,531          333,209

Note payable to bank                                              166,000               --

Commitments

Stockholders' equity:
     Common stock, $.001 par value:
         Authorized shares - 20,000,000
         4,923,509 shares issued and outstanding in 1995;
            4,904,509 shares issued and 4,896,009 shares
            outstanding in 1994                                     4,924            4,905
     Paid-in-capital                                            2,927,593        2,919,348
     Accumulated deficit                                       (1,420,511)      (1,422,581)
     Less cost of 8,500 shares in treasury in 1994                     --           (5,075)
     Note receivable from officer                                      --          (15,653)
                                                              ----------------------------
Total stockholders' equity                                      1,512,006        1,480,944
                                                              ----------------------------
Total liabilities and stockholders' equity                    $ 2,059,537      $ 1,814,153
                                                              ============================

See accompanying notes.

                             OptimumCare Corporation

                              Statements of Income


                                                       YEAR ENDED DECEMBER 31
                                                 1995           1994           1993
                                              ----------------------------------------

Net revenues                                  $6,027,122     $5,596,283     $3,825,613
Interest income                                    8,741          8,487          1,158
                                              ----------------------------------------
                                               6,035,863      5,604,770      3,826,771

Operating expenses:
     Costs of services provided                5,022,040      4,238,355      2,877,383
     Provision for uncollectible accounts         36,030        141,620         27,460
     Selling, general and administrative         964,701        741,919        552,571
     Interest                                     10,222          4,065          2,077
                                              ----------------------------------------
                                               6,032,993      5,125,959      3,459,491
                                              ----------------------------------------

Income before income taxes                         2,870        478,811        367,280
Income taxes                                         800         13,766          2,091
                                              ----------------------------------------
Net income                                    $    2,070     $  465,045     $  365,189
                                              ========================================

Net income per share                          $      .00     $      .07     $      .06
                                              ========================================


See accompanying notes.

                             OptimumCare Corporation

                       Statements of Stockholders' Equity

                  Years ended December 31, 1993, 1994 and 1995


                                                                                                           NOTE
                                                                                                        RECEIVABLE
                                       COMMON STOCK       PAID-IN     ACCUMULATED       TREASURY           FROM
                                     SHARES     AMOUNT    CAPITAL       DEFICIT     SHARES      AMOUNT    OFFICER        TOTAL
                                    ---------------------------------------------------------------------------------------------

Balance at December 31, 1992        4,888,509   $4,889   $2,916,004   $(2,252,815)       --   $     --   $     --     $   668,078
    Exercise of stock options           8,000        8        1,672            --        --         --         --           1,680
    Purchase of treasury stock             --       --           --            --    20,000    (11,646)        --         (11,646)
    Reissue of treasury stock              --       --           --            --   (11,500)     6,571         --           6,571
    Net income                             --       --           --       365,189        --         --         --         365,189
                                    ---------------------------------------------------------------------------------------------
Balance at December 31, 1993        4,896,509    4,897    2,917,676    (1,887,626)    8,500     (5,075)        --       1,029,872
    Note receivable from officer           --       --           --            --        --         --    (15,653)        (15,653)
    Exercise of stock options           8,000        8        1,672            --        --         --         --           1,680
    Net income                             --       --           --       465,045        --         --         --         465,045
                                    ---------------------------------------------------------------------------------------------
Balance at December 31, 1994        4,904,509    4,905    2,919,348    (1,422,581)    8,500     (5,075)   (15,653)      1,480,944
    Payment of note receivable
      from officer                         --       --           --            --        --         --     15,653          15,653
    Exercise of stock options          19,000       19        8,245            --        --         --         --           8,264
    Reissue of treasury stock              --       --           --            --    (8,500)     5,075         --           5,075
    Net income                             --       --           --         2,070        --         --         --           2,070
                                    ---------------------------------------------------------------------------------------------
Balance at December 31, 1995        4,923,509   $4,924   $2,927,593   $(1,420,511)       --   $     --   $     --     $ 1,512,006
                                    =============================================================================================


See accompanying notes.

                             OptimumCare Corporation

                            Statements of Cash Flows

                                                                         YEAR ENDED DECEMBER 31
                                                               1995                1994              1993
                                                             -----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $   2,070         $   465,045         $ 365,189
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                           9,123               6,826             5,678
         Provision for uncollectible accounts                   36,030             141,620            27,460
         Loss on sale of equipment                                  --                 514                --
         Common stock issued as bonuses                          5,075                  --             6,571
         Changes in operating assets and liabilities:
              (Increase) in accounts receivable                 69,317          (1,022,363)         (190,305)
              (Increase) decrease in prepaid expenses          (10,383)            152,853          (154,588)
              Increase (decrease) in accounts payable           40,208              (2,728)          (40,775)
              Increase in accrued liabilities                    8,114              66,594            60,417
                                                             -----------------------------------------------
Net cash provided by (used in) operating activities            159,554            (191,639)           79,647

INVESTING ACTIVITIES
Purchases of equipment                                         (18,443)            (13,362)           (3,301)
Deferred acquisition costs                                    (138,753)                 --                --
Note receivable from officer                                   (58,000)            (47,000)          (20,000)
                                                             -----------------------------------------------
Net cash used in investing activities                         (215,196)            (60,362)          (23,301)

FINANCING ACTIVITIES
Note payable to bank                                           166,000                  --                --
Note receivable from officer                                    15,653             (15,653)               --
Exercise of stock options                                        8,264               1,680             1,680
Purchase of treasury stock                                          --                  --           (11,646)
                                                             -----------------------------------------------
Net cash provided by (used in) financing
     activities                                                189,917             (13,973)           (9,966)
                                                             -----------------------------------------------

Net increase (decrease) increase in cash                       134,275            (265,974)           46,380
Cash and cash equivalents at beginning of year                  36,657             302,631           256,251
                                                             -----------------------------------------------
Cash and cash equivalents at end of year                     $ 170,932         $    36,657         $ 302,631
                                                             ===============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid for interest                                       $   8,720         $     4,065         $   2,077
Cash paid for income taxes                                   $  31,201         $    22,065         $   2,091


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

                             OptimumCare Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding, giving effect to common stock equivalents arising from stock options, of 6,414,709, 6,218,113 and 5,939,264 in 1995, 1994 and 1993,
respectively.

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

                             OptimumCare Corporation

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

                             OptimumCare Corporation

5. LEASE COMMITMENT (CONTINUED)

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

A summary of incentive stock option activity under the 1987 plan during 1993, 1994 and 1995 is as follows:

                                                            1987
             Shares under option                            PLAN
                                                        -------------

             Outstanding at December 31, 1992              305,000
             Granted                                       235,000
             Exercised                                      (8,000)
             Canceled                                     (187,500)
                                                        -------------
             Outstanding at December 31, 1993              344,500
             Granted                                        50,000
             Exercised                                      (8,000)
             Canceled                                      (25,000)
                                                        -------------
             Outstanding at December 31, 1994              361,500
             Granted                                            --
             Exercised                                     (19,000)
             Canceled                                      (25,000)
                                                        -------------
             Outstanding at December 31, 1995              317,500
                                                        =============

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

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

A total of 1,394,600 and 1,194,600 shares of common stock were reserved for future issuance upon the exercise of stock options at December 31, 1995 and 1994, respectively. A total of 162,500 options were available for future grant at December 31, 1995.

7. INCOME TAXES

A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:

                                                                  1995              1994             1993
                                                               ---------------------------------------------

        Statutory federal provision for income taxes           $   1,000         $ 167,583         $ 124,875
        Increase (decrease) in taxes resulting from:
        Current use of net operating loss
          carryforwards                                           (1,000)         (167,583)         (124,875)
        Federal alternative minimum tax                               --             6,000                --
        State tax, net of federal benefit                            800             7,776             2,091
                                                               ---------------------------------------------
                                                               $     800         $  13,766         $   2,091
                                                               =============================================

Significant components of the provision for income taxes are as follows:

                                1995           1994          1993
                              ------------------------------------

        Current:
            Federal           $    --        $ 6,000        $   --
            State                 800          7,766         2,091
                              ------------------------------------
        Total current             800         13,766         2,091
                              ------------------------------------

        Deferred:
            Federal                --             --            --
            State                  --             --            --
                              ------------------------------------
        Total deferred             --             --            --
                              ------------------------------------
                              $   800        $13,766        $2,091
                              ====================================

                             OptimumCare Corporation

7. INCOME TAXES (CONTINUED)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1995 and 1994 consist of the following:

                                                                   1995              1994             1993
                                                                ---------------------------------------------

        Net operating loss carryforwards                        $ 413,000         $ 401,000         $ 648,000
        Alternative minimum tax credit carryforwards                4,000             4,000                --
        Reserves and accruals not currently deductible
          for tax purposes                                         17,000            43,000             9,000
        Depreciation not currently deductible for tax
        purposes                                                       --             1,000             1,000
                                                                ---------------------------------------------
        Total deferred tax assets                                 434,000           449,000           658,000
        Less valuation allowance                                 (434,000)         (449,000)         (658,000)
                                                                ---------------------------------------------
        Net deferred tax asset                                  $      --         $      --         $      --
                                                                =============================================

8. MAJOR CUSTOMERS

Four of the Company's hospitals accounted for $4,726,068 and five of the Company's hospitals accounted for $4,670,236 of net revenue in 1995 and 1994, respectively. In addition, these hospitals accounted for approximately $1,080,633 and $1,467,940 of accounts receivable at December 31, 1995 and 1994, respectively. As the Company is dependent upon a small number of hospitals, the loss of any contract could have a significant adverse effect on the Company's operations. Further, certain contracts are terminable on 90 days notice and if certain patient census is not maintained. Management intends to use its best efforts to retain existing contracts and expand the scope of services on these contracts, obtain new contracts, and maintain patient census at the same or higher levels than has historically been experienced.

                             OptimumCare Corporation

8. MAJOR CUSTOMERS (CONTINUED)

The following table summarizes the amount of revenue for each customer representing greater than 10% of total revenues for the:

                                        YEARS ENDED DECEMBER 31,
                                  1995                             1994
                         DOLLAR           PERCENT         DOLLAR           PERCENT
                    ---------------------------------------------------------------

Hospital 1             $  975,652          16.2%        $  950,282          16.9%
Hospital 2                791,995          13.1%           744,093          13.3%
Hospital 3              1,220,898          20.3%         1,118,737          20.0%
Hospital 4                816,280          13.5%                --            --
Other Hospitals         2,222,297          36.9%         2,783,171          49.8%
                    ---------------------------------------------------------------
                       $6,027,122         100.0%        $5,596,283         100.0%
                    ===============================================================

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

10. SUBSEQUENT EVENTS

On August 14, 1996, a 20% stock dividend was declared by the Board of Directors for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Earnings per share amounts for all periods presented in the financial statements have been restated to give retroactive effect to the stock dividend. In such calculation common stock equivalents arising from stock options have not been restated as no anti-dilution rights have been granted to the option holders.