Form 10-Q/A
period 1996-03-31
OPTIMUMCARE CORP /DE/
filed 1997-01-22
CIK 820474

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996

Commission File Number 0-17401

                             OPTIMUMCARE CORPORATION
               (Exact name of registrant specified in its charter)

             DELAWARE                                         33-0218003
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 30011 IVY GLENN DRIVE, STE 219
        LAGUNA NIGUEL, CA                                        92677

                                 (714) 495-1100
               (Registrants telephone number, including area code)

                                 NOT APPLICABLE
                  (Former name, former address and former fiscal year, if changed since last report).

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

                     CLASS                         NUMBER OF SHARES OUTSTANDING
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

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                           THREE MONTHS ENDED
                                       MARCH 31          MARCH 31
                                         1996             1995
                                         ----             ----
REVENUES                              $2,220,445       $1,489,372
INTEREST INCOME                            1,562            1,505
                                      ----------       ----------
                                      $2,222,007       $1,490,877
                                      ----------       ----------

OPERATING EXPENSES:

COSTS OF SERVICES PROVIDED            $1,935,925       $1,117,818
PROVISION FOR DOUBTFUL ACCOUNTS                0                0
GENERAL AND ADMINISTRATIVE               265,831          221,249
INTEREST                                   5,717              612
                                      ----------       ----------
                                       2,207,473        1,339,679
                                      ----------       ----------
INCOME BEFORE INCOME TAXES                14,534          151,198

INCOME TAXES                               5,000           17,800
                                      ----------       ----------
NET INCOME                            $    9,534       $  133,398
                                      ==========       ==========

NET INCOME
PER COMMON SHARE                      $     0.00       $     0.02
                                      ==========       ==========



See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   THREE MONTHS ENDING
                                                               MARCH 31          MARCH 31
                                                                 1996              1995
                                                                 ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                  $   9,534        $ 133,397
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                 3,005            2,043
      Changes in operating assets and liabilities:
        (Increase)/Decrease in accounts receivable, net        (239,282)          39,814
        Decrease in notes receivable from officers                    0            6,628
        (Increase)/Decrease in prepaid expenses                   3,293             (455)
        Increase in accounts payable                              1,718           12,624
        Increase in accrued liabilities                          90,117           43,604
                                                              ---------        ---------
          CASH AND CASH EQUIVALENTS (USED)/
          PROVIDED BY OPERATING ACTIVITIES                     (131,615)         237,655


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                                   0           (1,800)
  Proceeds from sale of furniture & equipment                       163                0
  Deferred acquisition costs                                    (37,309)               0
                                                              ---------        ---------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                       (37,146)          (1,800)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                        25,500                0
  Note payable from bank                                         74,334                0
                                                              ---------        ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                        99,834                0

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS               (68,927)         235,855

Cash and cash equivalents at beginning of period                170,932           36,657
                                                              ---------        ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 102,005        $ 272,512
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

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to common stock equivalents arising from stock options of 6,557,019 and 6,301,461 for the three months ended March 31, 1996 and March 31, 1995 respectively. The weighted average number of common shares outstanding has been retroactively restated for a 20% stock dividend issued in October 1996 (Note E). Common share equivalents arising from stock options have not been restated as anti-dilution rights have not been granted to the option holders.

NOTE D -- NEW BUSINESS

On April 17, 1996, the Company entered into an agreement with Coast Plaza Doctor's Hospital to manage a partial hospitalization program in Norwalk, California.

On April 25, 1996, the Company entered into an agreement with Friendship Community Mental Health Center to manage a partial hospitalization program in Phoenix, Arizona.

NOTE E -- SUBSEQUENT EVENT

On April 19, 1996, the Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. through the formation of OptimumCare Source, LLC (the "LLC"). The Company acquired a 70% ownership interest in the LLC and Professional Care Source, Inc. holds a 30% ownership interest in the LLC. The Company considers the LLC to be a 70% owed subsidiary of the Company. The company paid $11,000 in cash to each of the three principals of Professional Care Source, Inc. and made an initial contribution of $50,000 to the LLC for working capital. The Company is required to purchase all of Professional CareSource, Inc.'s interest in the LLC by April 29, 2001, but may elect to purchase the interest at any time after April 29, 2000 at a specified price, which approximates Professional CareSource's ownership percentage in the LLC multiplied by five (5) times the LLC's net profit after taxes as reflected on its most recent Form 1065 after agreed upon taxes.

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

A 20% stock dividend was declared by the Board of Directors on August 14,1996 for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Earnings per share amounts for the three months ended March 31, 1996 and March 31, 1995 have been retroactively restated in the unaudited financial statements to reflect the stock dividend.

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

The decrease in cash flow from operations among periods is due to lower net income among periods ($123,863) attributable to increased marketing and development costs and operating deficiencies from two programs, which the Company began managing in November, 1995 and January, 1996, respectively. The increase in accounts receivable, $239,282, is due to the expanded volume of business. The Company's percentage of agings among periods are comparable. A portion of the decrease in cash flow due to new program expenses was mitigated by permitting the increase in accrued liabilities, $90,117. The increase in cash flows from financing activities was due to draws on the Company's line of credit agreement with a bank to finance the expenses, associated with an expanded volume of business.

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

 27      Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         OPTIMUMCARE CORPORATION
                                         A Delaware Corporation

Dated January 21, 1997                     By:  /s/ EDWARD A. JOHNSON
      ----------------                          ---------------------------
                                                Edward A. Johnson
                                                President & Principal
                                                Financial Officer