Form 10-Q/A
period 1996-06-30
OPTIMUMCARE CORP /DE/
filed 1997-01-22
CIK 820474

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Number of Shares Outstanding
            Class                                          at June 30, 1996
-----------------------------                      -----------------------------
Common Stock, $.001 par value                                  4,986,036

                                      INDEX

                             OPTIMUMCARE CORPORATION




PART I            FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1996 and                               3
         December 31, 1995

         Statements of Income for the Three Months and Six Months             4
         Ended June 30, 1996 and 1995

         Statements of Cash Flows for the Three Months and Six                5
         Months Ended June 30, 1996 and 1995

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of                              8
         Financial Condition and Results of Operations


PART II           OTHER INFORMATION                                          10


SIGNATURE                                                                    11

OPTIMUMCARE CORPORATION
BALANCE SHEETS                                       JUNE 30     DECEMBER 31
(UNAUDITED)                                            1996         1995
                                                   ------------  -----------
ASSETS

CURRENT ASSETS
  CASH                                                $113,313     $170,932
  ACCOUNTS RECEIVABLE, NET                           2,079,221    1,536,693
  PREPAID EXPENSES                                      61,274       31,487
                                                   ------------  -----------
      TOTAL CURRENT ASSETS                           2,253,808    1,739,112

  NOTES RECEIVABLE FROM OFFICER                        155,000      155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $40,380 AT JUNE 30, 1996
    AND $34,382 AT DECEMBER 31, 1995                    23,325       25,617

DEFERRED ACQUISITION COSTS                              63,063      138,753

INTANGIBLES, LESS ACCUMULATED AMORTIZATION             202,878            0
  OF $5,000 AT JUNE 30, 1996 AND $0 AT
  DECEMBER 31, 1996

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,122 AT JUNE 30, 1996 AND $1,020 AT
    DECEMBER 31, 1995                                      953        1,055
                                                   ------------  -----------
      TOTAL ASSETS                                  $2,699,027   $2,059,537
                                                   ============  ===========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $267,300     $192,743
  ACCRUED LIABILITIES                                  358,868      188,788
                                                   ------------  -----------
      TOTAL CURRENT LIABILITIES                        626,168      381,531

NOTE PAYABLE TO BANK                                   240,334      166,000

MINORITY INTEREST                                       (6,174)           0

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 4,986,036 SHARES
    ISSUED AND OUTSTANDING AT JUNE 30, 1996
    AND 4,923,509 SHARES ISSUED AND
    OUTSTANDING AT DECEMBER 31, 1995                     4,989        4,924
  PAID-IN-CAPITAL                                    2,989,966    2,927,593
  ACCUMULATED DEFICIT                               (1,156,256)  (1,420,511)
                                                   ------------  -----------
      TOTAL STOCKHOLDERS' EQUITY                    $1,838,699   $1,512,006
                                                   ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,699,027   $2,059,537
                                                   ============  ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30      JUNE 30      JUNE 30      JUNE 30
                                               1996         1995         1996         1995
                                            -----------  -----------  -----------  -----------

         REVENUES                           $2,765,795   $1,508,258   $4,986,240   $2,997,630
         INTEREST INCOME                           466        2,135        2,028        3,640
                                            -----------  -----------  -----------  -----------
                                            $2,766,261   $1,510,393   $4,988,268   $3,001,270
                                            -----------  -----------  -----------  -----------

         OPERATING EXPENSES:
         COSTS OF SERVICES PROVIDED         $2,135,674   $1,095,918   $4,071,599   $2,213,736
         PROVISION FOR DOUBTFUL ACCOUNTS             0       87,000            0       87,000
         GENERAL AND ADMINISTRATIVE            322,376      241,715      588,207      462,964
         INTEREST                                6,859          582       12,576        1,194
                                            -----------  -----------  -----------  -----------
                                             2,464,909    1,425,215    4,672,382    2,764,894
                                            -----------  -----------  -----------  -----------
         INCOME BEFORE INCOME TAXES            301,352       85,178      315,886      236,376

         INCOME TAXES                           46,631        4,805       51,631       22,605
                                            -----------  -----------  -----------  -----------
         NET INCOME                           $254,721      $80,373     $264,255     $213,771
                                            ===========  ===========  ===========  ===========

         NET INCOME
         PER COMMON SHARE                        $0.04        $0.01        $0.04        $0.03
                                            ===========  ===========  ===========  ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                           SIX MONTHS ENDING
                                                         JUNE 30      JUNE 30
                                                          1996         1995
                                                       ------------ ------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                              $264,255     $213,770
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                           11,099        4,121
      Minority Interest                                     (6,174)           0
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net            (542,528)    (144,386)
        Decrease in notes receivable from officers               0      (22,800)
        (Increase) in prepaid expenses                      (8,787)      (3,382)
        Increase/(Decrease) in accounts payable             74,557         (615)
        Increase in accrued liabilities                    170,079       21,201
                                                       ------------ ------------
          CASH AND CASH EQUIVALENTS (USED)/
          PROVIDED BY OPERATING ACTIVITIES                 (37,499)      67,909


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                         (3,868)      (5,416)
  Proceeds from sale of furniture & equipment                  162            0
  Deferred acquisition costs                               (63,062)           0
  Intangibles                                              (69,125)           0
                                                       ------------ ------------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                 (135,892)      (5,416)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                   41,438            0
  Note payable from bank                                    74,334            0
  Payment of note receivable from officer                        0       15,653
                                                       ------------ ------------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                  115,772       15,653

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          (57,619)      78,146

Cash and cash equivalents at beginning of period           170,932       36,657
                                                       ------------ ------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $113,313     $114,803
                                                       ============ ============

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

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive from stock options aggregations of 6,603,654 and 6,323,974 for the three months ended June 30, 1996 and June 30, 1995 and 6,580,337 and 6,312,718 for the six months ended June 30, 1996 and June 30, 1995 respectively. The weighted average number of common shares outstanding has been retroactively restated for a 20% stock dividend issued in October 1996. Common share equivalents arise from stock options have not been restated as anti-dilution rights have not been granted to the option holders.

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

The Company intends to acquire certain assets of Giem, Guerra & Myers, Inc. (previously referred to as Psychological HealthCare, Inc., in the Company's 1995 10-K). The Company and Giem, Guerra & Myers, Inc. are working together to determine the most appropriate structure of the acquisition. It is anticipated that the transaction will be consummated during the fourth quarter of 1996 or the first quarter of 1997.

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

                           Exhibits


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