Form 10-Q/A
period 1996-09-30
OPTIMUMCARE CORP /DE/
filed 1997-02-05
CIK 820474

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

COMMISSION FILE NUMBER 0-17401

                             OPTIMUMCARE CORPORATION
               (Exact name of registrant specified in its charter)

             Delaware                                        33-0218003
--------------------------------                         --------------------
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 30011 Ivy Glenn Drive, Ste 219
       Laguna Niguel, CA                                        92677
--------------------------------                         --------------------

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

         Yes  X   No
             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Number of Shares Outstanding
                                                        at September 30, 1996
         Common Stock, $.001 par value                        5,613,509

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

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                                                SEPTEMBER 30            DECEMBER 31
                                                                                    1996                   1995
                                                                                ------------            -----------
ASSETS
CURRENT ASSETS
 CASH                                                                            $   706,105            $   170,932
 ACCOUNTS RECEIVABLE, NET                                                          2,167,593              1,536,693
 PREPAID EXPENSES                                                                     60,134                 31,487
                                                                                ------------            -----------
      TOTAL CURRENT ASSETS                                                         2,934,012              1,739,112

 NOTES RECEIVABLE FROM OFFICER                                                       155,000                155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $43,493 AT SEPTEMBER 30, 1996
    AND $34,382 AT DECEMBER 31, 1995                                                  20,211                 25,617

DEFERRED ACQUISITION COSTS                                                            86,472                138,753

INTANGIBLES LESS ACCUMULATED AMORTIZATION OF $16,584 AT
  SEPTEMBER 30, 1996 AND $0 AT DECEMBER 31, 1995                                     186,294                      0

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,173 AT SEPTEMBER 30, 1996 AND $1,020 AT
    DECEMBER 31, 1995                                                                    902                  1,055
                                                                                ------------            -----------
      TOTAL ASSETS                                                               $ 3,382,891            $ 2,059,537
                                                                                ============            ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                               $   267,205            $   192,743
  ACCRUED LIABILITIES                                                                421,246                188,788
                                                                                ------------            -----------
      TOTAL CURRENT LIABILITIES                                                      688,451                381,531

NOTE PAYABLE TO BANK                                                                 243,334                166,000

MINORITY INTEREST                                                                    (17,773)                     0

STOCKHOLDERS' EQUITY
 COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,613,509 SHARES
   ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1996
   AND 4,923,509 SHARES ISSUED AND
   OUTSTANDING AT DECEMBER 31, 1995                                                    5,164                  4,924
 PAID-IN-CAPITAL                                                                   3,857,899              2,927,593
 COMMON STOCK ISSUABLE (NOTE E)                                                        1,123                      0
 ACCUMULATED DEFICIT                                                              (1,395,757)            (1,420,511)
                                                                                ------------            -----------
      TOTAL SHAREHOLDERS' EQUITY                                                 $ 2,468,879            $ 1,512,006
                                                                                ------------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 3,382,891            $ 2,059,537
                                                                                ============            ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                SEPTEMBER 30    SEPTEMBER 30       SEPTEMBER 30    SEPTEMBER 30
                                  1996             1995               1996             1995
                                ------------    ------------       ------------    ------------
REVENUES
INTEREST INCOME                 $2,950,861      $1,516,130         $7,937,101      $4,513,760
                                     1,626           3,332              3,654           6,972
                                ----------      ----------         ----------      ----------
                                $2,952,487      $1,519,462         $7,940,755      $4,520,732
                                ----------      ----------         ----------      ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED      $2,179,571      $1,172,967         $6,251,170      $3,386,703
PROVISION FOR DOUBTFUL ACCOUNTS          0          33,000                  0         120,000
GENERAL AND ADMINISTRATIVE         321,147         209,537            909,354         672,501
INTEREST                             6,775           3,427             19,351           4,621
                                ----------      ----------         ----------      ----------
                                 2,507,493       1,418,931          7,179,875       4,183,825
                                ----------      ----------         ----------      ----------
INCOME BEFORE INCOME TAXES         444,994         100,531            760,880         336,907

INCOME TAXES                        44,551          11,352             96,182          33,957
                                ----------      ----------         ----------      ----------
NET INCOME                      $  400,443      $   89,179         $  664,698      $  302,950
                                ==========      ==========         ==========      ==========

NET INCOME
PER COMMON SHARE                $     0.06      $     0.01         $     0.10      $     0.05
                                ==========      ==========         ==========      ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                NINE MONTHS ENDING
                                                         SEPTEMBER 30    SEPTEMBER 30
                                                             1996            1995
                                                         ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net Income                                               $ 664,698        $ 302,950
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation & Amortization                               9,263            6,399
    Minority Interest                                       (17,773)               0
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable, net               (630,900)        (176,583)
      Decrease in notes receivable from officers                  0          (22,800)
      (Increase) in prepaid expenses                        (28,827)         (77,039)
      Increase/(Decrease) in accounts payable                74,462           (1,616)
      Increase/(Decrease) in accrued liabilities            232,458             (141)
                                                          ---------        ---------
        CASH AND CASH EQUIVALENTS
        PROVIDED BY OPERATING ACTIVITIES                    303,381           31,170

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of furniture & equipment                           (3,868)          (7,901)
 Proceeds from sale of furniture & equipment                    162                0
 Deferred acquisition costs                                  52,281                0
 Intangibles                                               (186,294)               0
                                                          ---------        ---------
        CASH AND CASH EQUIVALENTS (USED)
                IN INVESTING ACTIVITIES                    (137,718)          (7,901)

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                    292,176            8,265
 Note payable from bank                                      77,334          166,000
 Payment of note receivable from officer                          0           15,653
                                                          ---------        ---------
        CASH AND CASH EQUIVALENTS PROVIDED BY
                FINANCING ACTIVITIES                        369,510          189,918

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS           535,173          213,187

Cash and cash equivalents at beginning of period            170,932           36,657
                                                          ---------        ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 706,105         $249,844
                                                          =========        =========

See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to outstanding shares and common stock equivalents arising to the extent they are dilutive, from stock options aggregating 6,187,781 and 6,446,734 for the three months ended September 30, 1996 and September 30, 1995, and 6,449,485 and 6,357,390 for the nine months ended September 30, 1996 and September 30, 1995 respectively.

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

The Company has recorded the legal and consulting fees incurred as a result of the acquisition of a 70% interest in contracts form Professional Care Source, Inc. through the formation of the LLC as deferred acquisition expenses. The legal and consulting fees together with the $11,000 in cash paid to each of the three Principals of Professional Care Source, Inc. were incurred as a part of the acquisition of the Registrant's 70% interest in the LLC. They have been capitalized as direct acquisition costs in connection with the purchase. These costs associated with the purchase are amortized under the straight line method of over five years.

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

NOTE E -- SUBSEQUENT EVENT

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Earnings per share amounts for the three months and nine months ended September 30, 1996 and September 30, 1995 have been retroactively restated in the unaudited financial statements to reflect the stock dividend.

Similarly, the effect of the stock dividend has been given retroactive effect in the accompanying balance sheet at September 30, 1996.

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

            Not applicable.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.







                                            OPTIMUMCARE CORPORATION
                                            A Delaware Corporation








Dated February 3, 1997                      By:      EDWARD A. JOHNSON
                                                     ---------------------------
                                                     Edward A. Johnson
                                                     President & Principal
                                                     Financial Officer