Form 10-K405
period 1996-12-31
OPTIMUMCARE CORP /DE/
filed 1997-03-31
CIK 820474

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1996 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

            For the transition period from __________ to __________

                         Commission file number 0-17401


                            OPTIMUMCARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   33-0218003
---------------------------------------         --------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

   30011 Ivy Glenn Drive, Suite 219
      Laguna Niguel, California                              92677
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (714) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
         Title of Each Class                          Which Registered
------------------------------------     ---------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Company on February 18, 1997 (5,677,673 shares of Common Stock) was $11,710,201 based on the bid price of the Company's voting stock on February 18, 1997.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of February 18, 1997 was:

                      Common Stock,    -    6,811,218 shares
                      $.001 par value


Documents Incorporated by Reference

None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---




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

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a per patient management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility, and in some instances, a fixed monthly administrative fee and reimbursement of certain direct program costs. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. The health care facility pays the Company a fixed management fee per patient which averages $190 per patient inpatient day or in some cases, a reimbursement of direct costs plus a per patient per day incentive fee and a percentage of overhead fee, and a fixed management fee per visit which averages $120 per visit or in some cases, a percentage of collected revenues for partial hospitalization contracts. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

As of February 18, 1997, the Company has twelve (12) Programs that are hosted by four (4) hospitals and one community mental health center: Five PsychPrograms through Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, two PsychPrograms at St. Francis Medical Center, Lynwood, California, two PsychPrograms through Sherman Oaks Hospital and Health Center, Sherman Oaks, California, two PsychPrograms at Mission Community Hospital, San Fernando, California and one PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona.

On February 13, 1997 OptimumCare formed a strategic alliance with Galaxy Health Care (Galaxy) of Miami, Florida to develop community mental health centers (CMHC's) in the southwest, southeast, and northeast regions of the country over a three year period. CMHC's are community based, free-standing mental health treatment facilities which provide broad based outpatient psychiatric and psychological care for patients with mental illness and substance abuse problems. The alliance will join together CMHC's, psychiatric providers, regional hospitals and primary care physicians in various regions of the country. The treatment centers will be structured on a state-by-state, multi-state integrated network model for provision of community based mental health treatment services for Medicare patients and which also meet the needs of managed care in both the public and private sectors. Galaxy Health Care has developed a multi-site network of wholly owned CMHC's operated under the name "Treatment Resources" and provides home care through its Psych Home Care, Inc. subsidiary. Galaxy also provides management and administrative services to healthcare providers through its Management Services Organization (MSO).
As of February 18, 1997, the Company has entered into a 90 day consulting agreement with Galaxy for the operation of a partial hospitalization PsychProgram in Margate, Florida.

On April 19, 1996 the Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. through the formation of OptimumCare Source, LLC (the LLC). OptimumCare Source, LLC provides management and other behavioral health services to skilled nursing and other similar bed & board facilities. As of February 18, 1997 the LLC has 16 contracts with the following facilities: Alcott Rehabilitation Hospital, Los Angeles, California; Anaheim Healthcare Center, Anaheim, California; Citrus Nursing Center, Fontana, California; Citrus Villa Retirement Center, Fontana, California; Corbell's Marine Manor, Gardena, California; Del Mar Convalescent Hospital, Rosemead, California; Extended Care of Riverside, Riverside, California; Fountain Care Center, Orange, California; Garden Park Care Center, Garden Grove, California; Laurel Convalescent Hospital, Fontana, California; Monterey Park Convalescent Hospital, Monterey Park, California; North Valley Nursing Center, Tujunga, California; Paramount Convalescent Hospital, Paramount, California; Park Regency Retirement Center, La Habra, California; Sun Mar Nursing Center, Anaheim, California; and Sunset Manor Convalescent Hospital, El Monte, California.

(b) Financial Information About Industry Segments

The Company competes in one industry segment which is the development, marketing and operation of Programs.

(c) Narrative Description of the Business

(i) and (ii) Products

OptimumCare's PsychPrograms ("PsychProgram")

The PsychProgram is a medically-supervised psychiatric care program for certain types of mental health disorders that is offered on both an inpatient and partial hospitalization basis. The PsychProgram is directed at assisting the patient to return to a normal life. The PsychProgram is designed to treat patients with neuroses and personality disorders; however, the Company's marketing focus is to attract patients who exhibit symptoms of depression. Patients suffering from depressive mental illness manifest, among other things, loss of interest in the world generally, loss of activity and capacity to love, sadness, hopelessness, fatigue, boredom, restlessness, loss of belief in personal future, anxiety and feelings of ill-at-ease. At the outset, a patient receives a physical examination and diagnostic testing to eliminate any physical illnesses which may evidence some symptoms of mental disorders.

 Each PsychProgram also includes individual and group therapy and a full daily regimen of activities including sessions for relaxation, assertiveness training, exercise and men's and women's sexual awareness. The Company estimates that the average stay for a patient in a PsychProgram is 7-10 days.

 OptimumCare's Partial Hospitalization Program ("Partial Hospitalization")

 Partial Hospitalization is a relatively new behavioral medicine outpatient product that provides daytime treatment programs that employ an integrated and individualized schedule of recognized psychiatric treatment modalities.

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

 Partial Hospitalization can be utilized by individuals who are mentally or emotionally impaired, but who are able to be maintained in the community at least part of each day, and present little risk of imminent danger to themselves or others. The Company believes that the benefits of partial hospitalization include: lessening the disruption of social, family, and community ties; allowing the patient to test new skills in a more natural environment than a hospital setting; providing a treatment milieu that fosters independence and self reliance; allowing daily feedback from the home environment thereby closely involving members of the patient's family or supportive environment in the treatment program; and providing flexibility in the number of treatment days per week thus allowing a patient to pursue other activities such as a shortening of the inpatient stay or preventing the need for full hospitalization.

 Expansion of Products

 The Company is seeking to expand the scope of psychological services it offers by acquiring entities which offer complimentary mental health services. The Company believes that it can more effectively market its services to managed care payors by increasing the scope of services it provides.

 The Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. in April, 1996. Care Source provides management and other administrative behavioral healthcare services to skilled nursing and other similar bed and board facilities.

 During 1996 the Company entered into letter of intent to purchase certain assets of Giem, Guerra & Myers, Inc. and a short-term management services agreement with an affiliate of Giem, Guerra & Myers, Inc. Upon further analysis, the Company concluded that the value of these assets to the Company did not justify the consideration proposed to be paid by the Company for these assets. The Company does not intend to acquire the assets of Giem, Guerra & Myers, Inc. As such, approximately $96,000 of deferred acquisition costs previously capitalized with respect to this acquisition have been expensed in the fourth quarter of 1996.

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

 The Company provides these training programs to the host health care facility at no charge. Typically, nursing, dietary, X-ray, laboratory, housekeeping, admissions and billing are the responsibility of the host health care facility. However, the Company has recently begun to assume some of the nursing and dietary aspects of the programs under certain contracts. The expanded scope of services has evolved from the desire of the host hospital to benefit from the Company's growing expertise in those functions.

 Existing contracts range from a period of one to five years and may be renewed for subsequent terms, of usually one year periods. In some cases, if the Company does not maintain a stipulated minimum average daily census for specified periods, the health care facility may terminate the contract on reasonable notice to the Company.

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

 Pending legislative proposals revising Medicare/Medicaid reimbursement, if enacted, could have a negative effect on the revenues of the hospitals with which the Company contracts. Generally, the Company's agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company's revenues may be impacted by the proposed legislation.

 In addition, government efforts to eliminate the exemption from Medicare's prospective payment system for long-term care hospitals currently exist.
 These proposals would affect the cash flow of the facilities the Company intends to contract with through its 70% owned subsidiary, OptimumCare Source, LLC. This could also result in renegotiation of the rates the OptimumCare Source, LLC receives for its services and the timing of payments. During 1996, OptimumCare Source, LLC did not generate significant revenues from the facilities with which it contracts. It is currently uncertain as to what point in time these revenues will become material to the Company.

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

 (vii) Dependence on a Few Customers

 The Company presently has twelve (12) Programs operating through four (4) hospitals and one community mental health center. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such event could have a material adverse effect on the Company.

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

 The Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"), at a facility's request, will participate in the periodic surveys which are conducted by state and local health agencies to ensure continuous compliance with all licensing requirements by health care facilities. JCAHO accreditation satisfies certain of the certification requirements for participation in the Medicare and Medicaid programs. A facility found to comply substantially with JCAHO standards receives accreditation. A patient's choice of a treatment facility may be affected by JCAHO accreditation considerations because most third-party payers limit coverage to services provided by an accredited facility. All of the hospitals currently under contract with the Company have received JCAHO accreditation.

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

 The Company's medical directors are engaged to provide administrative services, including but not limited to planning the clinical program, supervising the clinical staff, establishing standards of professional care, and advising the Company and staff on questions of policy. The co-medical directors conduct public relations activities and assist the Company in marketing. Although the Company has not obtained a legal opinion, it believes that the proposed agreements between the Company and its medical and co-medical directors do not violate any fee-sharing prohibitions. The federal prohibition, as it relates to the Medicare program, is found at 42 U.S.C. 1320a-7b. Such prohibitions are found in Section 650 of the California Business and Professional Code and Section 445 of the California Health and Safety Code, as well as comparable statutes in other states. However, future judicial, legislative or administrative interpretations of these arrangements could prohibit the Company from hiring professionals which could have a materially adverse effect on the Company.

 Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. The Company is practiced in administrating "managed care type" programs and is familiar with the pressures of improving productivity and reducing costs.

 (xiii) Employees

 As of February 18, 1997, the Company employed 120 persons full-time and eighty
 (80) persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

 (d) Financial Information About Foreign and Domestic Operations and Export
     Sales

 Inapplicable.

 ITEM 2 - PROPERTIES

 The Company maintains its corporate offices in an approximately 2,200-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,880 which expires June 30, 1997. The Company leases an additional satellite corporate office in Playa Del Rey, California under a lease agreement providing for a monthly base rent of $2,000 from November 1, 1996 to October 31, 1997 and $2,100 from November 1, 1997 to October 31, 1998. During October, 1996, the Company began leasing an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,100 which expires October 14, 1999. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

 The Company has also leased space under seven separate lease agreements for the operation of its outpatient partial hospitalization programs. Three agreements are on a month to month basis. The remaining agreements expire March 31, 1997, May 31, 1997, June 30, 1997 and July 13, 1997 respectively. The lease which expires June 30, 1997 contains five (5) one (1) year options to extend the lease. Aggregate monthly payments total $16,137 of which $13,383 are fully reimbursed through subleases with the Company's host hospitals. It is expected that the expiring leases and subleases will be renewed on similar terms.

 ITEM 3 - LEGAL PROCEEDINGS

 Inapplicable.

 ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 Inapplicable.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

(a) Market Information

The Company's common stock is currently quoted on the over the counter "OTC" electronic bulletin board under the symbol OPMC.

                       High Bid    Low Bid
                       --------    -------
1996:
-----
Fourth Quarter         1 17/32      1 1/16
Third Quarter          1 3/16         19/32
Second Quarter         1 1/16         3/4
First Quarter          1 1/64         23/32


1995:
-----
Fourth Quarter         1 1/16       1 3/32
Third Quarter          1 1/16         3/4
Second Quarter         1 1/16         17/32
First Quarter            23/32        5/8

The listed prices represent inter-dealer quotations, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The listed prices retroactively reflect the 20% stock dividend issued on October 18, 1996.

(b) Holders

The approximate number of holders of record each class of the Company's common equity securities as of the close of business on February 18, 1997 is set forth below:

                                            Approximate
Title of Class                        Number of Record Holders
--------------                        ------------------------
Common Stock, $.001 par value                    205

The Company believes that there are approximately 900 beneficial owners of its common stock.

(c) Dividends
On October 18, 1996, the Company issued a dividend of two-tenths (.2) share for each share of the Company's common stock held by stockholders of record on October 1, 1996. The Board of Directors declared the stock dividend based on the Company's anticipated current year earnings. The Company has accounted for the dividend by transferring from current year earnings and accumulated deficit to common stock and paid-in- capital an amount equal to the fair value of stock distributed as a dividend as of the date the dividend was declared.

The Company has never paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future. The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, New York, New York.

 ITEM 6 - SELECTED FINANCIAL DATA

 The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 1996 and December 31, 1995 and for each of the fiscal years in the three year period ended December 31, 1996 are derived from the Company's Financial Statements for such years audited by Ernst & Young LLP which Financial Statements are included elsewhere herein.

 A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Per share amounts for all periods presented have been restated to reflect the stock dividend.

                      STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

                                       1996             1995            1994           1993             1992
                                   -----------      ----------      ----------      ----------      -----------
  NET REVENUES                     $10,676,237      $6,027,122      $5,596,283      $3,825,613      $2,314,376

  NET INCOME                           876,716           2,070         465,045         365,189         127,045

  NET INCOME PER SHARE OF
  COMMON STOCK                             .14             .00             .07             .06             .02

  WEIGHTED NUMBER OF
  SHARES OUTSTANDING                 6,425,884       6,414,709       6,218,113       5,939,264       5,886,611


                           BALANCE SHEET INFORMATION
                               AS OF DECEMBER 31

                                       1996            1995             1994             1993             1992
                                    ----------      ----------       ----------       ----------        --------
  TOTAL ASSETS                      $3,953,100      $2,059,537       $1,814,153       $1,299,215        $917,779

  CURRENT ASSETS                     3,518,003       1,731,290        1,699,801        1,237,885         904,072

  CURRENT LIABILITIES                1,244,909         381,531          333,209          269,343         249,701

  NET WORKING CAPITAL                2,273,094       1,349,759        1,366,592          968,542         654,371

  LONG-TERM OBLIGATIONS                      0         166,000                0                0               0

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

 Safe harbor statements under the Private Securities Litigation Reform Act of
 1995

 The statements in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effect of changing economic and competitive conditions, government regulation which may affect facilities, licensing, healthcare reform which may affect payment amounts and timing, availability of sufficient working capital, Program development efforts and timing and market acceptance of new Programs which may affect future sales growth and/or costs of operations.

 (a) Liquidity and Capital Resources

 FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995.

 At fiscal year end 1996 and 1995, the Company's working capital was $2,273,094 and 1,349,759 respectively. The increase in working capital resulted from the increase in cash and receivables arising from increased revenues and profits. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

 Cash flows from operations were $267,146 and $159,554 for the years ended December 31, 1996 and 1995, respectively. The increase was primarily attributable to the increase in net income due to increased revenues among periods, partially offset by an increase in program accounts receivable and an increase in accounts payable and accrued expenses due to expanded volume in fiscal year 1996.

 Cash flows used in investing activities were ($129,757) and ($215,196) for the years ended December 31, 1996 and 1995, respectively. The decrease in cash used was primarily attributable to acquisition costs incurred in 1995 in connection with the acquisition of a company which closed in April 1996 and the proposed acquisition of certain other assets, that has been abandoned.

 The cash flows from financing activities was $805,488 and $189,917 for the years ended December 31, 1996 and 1995, respectively. The increase was primarily due to $480,000 in draws on the Company's line of credit agreement with a bank and $326,000 from the exercise of employee stock options. The credit agreement was modified August 1, 1996, by increasing the maximum amount available under the loan from $500,000 to $750,000 and by changing the note from a non-revolving line of credit to a formula line of credit. The line matures June 1, 1997, and is expected to be extended. As of February 24, 1997, approximately $104,000 is available for future draws on the line of credit agreement. The Company believes that the increase in the exercise of employee stock options occurred due to the registration of one of the Company's stock option plans during 1996 and the announcement of the October 1996 stock dividend. The Company's principal sources of liquidity for the fiscal year 1997 are cash on hand, accounts receivable, the revolving line of credit with a bank and continuing revenues from programs.

 FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994.

 At fiscal year end 1995 and 1994, the Company's working capital was $1,349,759 and $1,366,592 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

 Cash flows from operations were $159,554 and ($192,153) for the years ended December 31, 1995 and 1994, respectively. The increase was primarily attributable to an increase in revenues partially offset by an increase in program accounts receivable attributable to an increase in program volume.

 Cash flows used in investing activities were ($215,196) and ($59,848) for the years ended December 31, 1995 and 1994, respectively. The decrease in cash was primarily attributable to deferred acquisition costs incurred in 1995 in connection with the proposed acquisitions of two companies performing complimentary mental health services.

 The cash flows from financing activities were $189,917 and ($13,973) for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to draws on the Company's line of credit agreement with a bank. The credit agreement expires May 1, 1996, but is convertible into a one year term loan with an initial due date of May 1, 1997 but with a five (5) year repayment schedule.

 (b) Results of Operations

 FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995.

 The Company operated fifteen (15) programs during the year ended December 31, 1996 and seventeen (17) programs during the year ended December 31, 1995. As of February 18, 1997, the Company currently has twelve (12) operating programs. These are composed of three inpatient and nine partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net Revenues were $10,676,237 and $6,027,122 for the years ended December 31, 1996 and 1995, respectively. The increase in revenues in 1996 over 1995 is due to the increase in patient volume among periods and the increase in management fees charged, due to an expanded scope of services the Company now provides to many of its customers. This has occurred particularly at those programs which the Company began managing in late 1995 and early 1996.

 Cost of services provided were $8,313,317 and $5,022,040 for the years ended December 31, 1996 and 1995, respectively. The increase in the cost of services provided among years is primarily due to the increase in patient volume among years and an expanded scope of services provided in connection with certain contracts such as nursing, dietary, transportation and lease costs.

 Selling, general and administrative expenses have increased over the prior year due to increased corporate marketing wages and activities, and various professional fees incurred with the Company's contract and business acquisition efforts.

 The provision for uncollectible accounts decreased from the prior year due to the relicensing of three programs to a new hospital during the latter part of 1995.

 Income taxes have increased over the prior year due to the Company's provision for state income taxes in 1996. The Company has utilized the majority of its federal net operating loss carryforwards to offset 1996 taxable income.

 Net income was $876,176 and $2,070 for the years ended December 31, 1996 and 1995, respectively. The increase was primarily attributable to revenue growth, generated by increased patient volume, and larger management fees, causing gross profit to rise favorably, and disproportionately, to the increase in the cost of services provided.

 The Company does not know of any events which are likely to materially change the costs of operating its Programs individually; however, plans to expand the number of operating programs do exist. During February 1997 the Company formed a strategic alliance with Galaxy Health Care of Miami, Florida to develop community mental health centers in the southwest, southeast and northeast regions of the country over a three year period. In addition, the Company has recently begun to provide a larger scope of services to its customers for a greater management fee. During 1996, many of the new programs secured in 1995 began to mature. In addition, the fee structure of programs which existed during 1996 differed from those which existed during 1995. As a result, revenues began to increase significantly and gross profit rose favorably and disproportionately due to the increase in costs for such programs. Conversely, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs will be disproportionately high which would adversely impact the results of operations and the Company's available resources.

 The Company's revenue is expected to increase in 1997 due to the expansion in the number of operational programs. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered by the acquisition of complementary businesses currently exist. However, it is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion. In addition, the Company has exhausted the majority of its net operating loss carryforwards during 1996. Consequently in 1997, the Company will be required to provide for all federal and state income tax expense at the applicable statutory rates. Due to the Company's dependence on a relatively small customer base presently consisting of only four (4) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent auditors of the financial statements for the fiscal year ended December 31, 1996.

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


 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Inapplicable.

                                    PART III


 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 (a) and (b) Identification of Directors and Executive Officers

 The directors and executive officers of the Company are:

 NAME                     AGE      POSITION
 ----                     ---      --------
 Edward A. Johnson        51       President, Principal Financial
                                   Officer, Secretary and Chairman of the Board

 Gary L. Dreher           50       Director

 Michael S. Callison      58       Director, Vice President of Corporate
                                   Development

 Jon E. Jenett            44       Director

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

 Mr. Dreher was elected to the Board of Directors during September, 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. For the past five years, he has served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests. From 1984 to 1991, he was Vice President of Sales at Ventrex Laboratories, a manufacturer of Diagnostic Tests for medical and biotechnology markets.

 Mr. Callison was elected to the Board of Directors during September, 1993. He received his B.A. degree in Economics from the University of Puget Sound, Tacoma, Washington in 1966. In 1994, Mr. Callison was promoted to Vice President of Marketing and Development. From 1990 to 1993, he was a sales and marketing consultant to the Company, assisting in business development and responsible for securing various key management contracts for the Company. From 1984 to 1990, Mr. Callison was a Senior Account Executive for the Hill-Rom Company, responsible for marketing patient care systems to hospitals.

 Mr. Jenett was elected to the Board of Directors during December, 1995. He received his B.A. degree in Economics from Harvard College in 1974 and his M.B.A. from Stanford Business School in 1978. For the past six years, he has served as the Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public an private companies.

 (f) Involvement in Certain Legal Proceedings

 Inapplicable.

 ITEM 11 - EXECUTIVE COMPENSATION

 (a) Cash Compensation

 The following table sets forth the elements of compensation paid, earned or awarded for the named individuals. All aspects of executive compensation is determined by the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                     --------------------------------------------------------
                                  ANNUAL COMPENSATION                          AWARDS            PAYOUTS
                    ---------------------------------------------    -------------------------   ----------------------------
                                                          OTHER
  NAME &                                                  ANNUAL      RESTRICTED     (#)                          ALL OTHER
  PRINCIPAL                                               COMPEN-     STOCK          OPTIONS/                      COMPEN-
  POSITION           YEAR         SALARY($)   BONUS($)   SATION($)    AWARDS($)      SARS         PAYOUTS($)     SATIONS($)
  ----------------------------------------------------------------------------------------------------------------------------
  EDWARD A. JOHNSON  1996         $144,000    $123,234                              200,000                     $16,736 (1)(2)
  PRESIDENT          1995          144,000      40,259                               50,000                      11,602 (1)(2)
                     1994          144,000      61,703                                    0                      11,196 (1)(2)

  MULU G. MICHAEL    1996         $142,167    $ 56,272                              175,000
  VICE PRESIDENT     1995          103,433      30,833                               25,000
  OF CLINICAL        1994           67,500      14,072                                    0
  OPERATIONS

  HELEN TVELIA       1996         $ 55,500    $ 56,733                               25,000
   PROGRAM           1995           55,500      33,504                               25,000
   DIRECTOR          1994           55,500      26,894                                    0

-----------------------------
 #  NUMBER OF UNITS
 $  DOLLAR AMOUNTS
(1) CAR ALLOWANCE
(2) LIFE INSURANCE PREMIUMS

 (b) Compensation Pursuant to Plans

 Stock Option Plans

 1987 Plan

 The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provides for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986. The Plan terminates on July 28, 1997. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 267,500 shares were exercised during fiscal year ended December 31, 1996. There are currently 150,000 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

 On December 31, 1991, the Board of Directors granted options under this Plan to Edward A. Johnson to purchase 27,500 shares and Michael S. Callison to purchase 25,000 shares. The options were exercised during 1996 at an exercise price of $.21 per share. On August 23, 1993, the Board of Directors granted additional options under this Plan to Michael S. Callison and Gary L. Dreher to each purchase 25,000 shares. The option exercise price is $.30 per share. Options of 25,000 granted to Mr. Callison were exercised during 1996. The 25,000 in options granted to Mr. Dreher vest immediately and expire five years from the date of grant.

 1994 Plan

 On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's

 Common Stock were reserved for issuance pursuant to the Plan. Options to purchase an aggregate of 250,000 shares were granted during fiscal year ended December 31, 1995 including options under the Plan to Jon E. Jenett to purchase 25,000 shares. The option exercise price is $.93 per share. The options have a five year term and vest immediately. Options to purchase 250,000 shares were exercised during fiscal year ended December 31, 1996. There are currently 225,000 shares subject to option outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

 The exercise price of nonqualified stock options can be no less than 85% of the fair market value on the date of grant, although the Company does not intend to grant any such stock options at less than fair market value. In the discretion of the Board, the exercise price may be payable in cash, by delivery of a promissory note or in Common Stock of the Company.

 The options are subject to forfeiture upon termination of employment or other relationship with the Company except by reason of death or disability and are nonassignable. Options may be granted for terms up to 10 years. Options granted under the Plan to officers, employees or consultants may be exercised only while the optionee is employed or retained by the Company or within six
 (6) months after termination of the employment or consulting relationship by reason of death or permanent disability, and three months after termination for any reason.

 Other Options

 The Company granted options to purchase 657,000 shares of common stock to various officers, directors, employees and consultants of the Company during 1996. These options are not currently registered under a formal stock option plan. On January 16, 1996, the Board of Directors granted options to Edward
 A. Johnson to purchase 100,000 shares and granted options to Michael S. Callison, Gary L. Dreher and Jon E. Jenett to each purchase 25,000 shares. The option exercise price is $.901. The options have a five year term and vest immediately. On November 18, 1996, the Board of Directors granted options to Edward A. Johnson to purchase 100,000 shares and granted options to Michael S. Callison, Gary L. Dreher and Jon E. Jenett to each purchase 25,000 shares.
 The option exercise price is $1.3133. The options have a five year term and vest immediately.

 During 1996, 222,500 of options previously granted to an officer of the Company were exercised at $.21 per share.

 Options/SAR Grants in Last Fiscal Year

 The following table sets forth certain information concerning Options/SARs granted during 1996 to the named individuals:

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL
                                                                                         RATES OF STOCK PRICE
                                                                                        APPRECIATION FOR OPTION
                                INDIVIDUAL GRANTS                                                 TERM
  ------------------------------------------------------------------------------------------------------------------------------
                                   % OF TOTAL
                                   OPTIONS/SARs
                                   GRANTED TO       EXERCISE OF                                                       GRANT DATE
                    OPTIONS/SARS   EMPLOYEES IN     BASE PRICE       EXPIRATION                                    PRESENT VALUE
       NAME              GRANTED   FISCAL YEAR      ($/SHARE)              DATE          5% ($)          10% ($)            ($)*
  ------------------------------------------------------------------------------------------------------------------------------
  EDWARD A. JOHNSON      100,000   23 1/2%          $.901             1/16/2001          46,000           81,000          61,000
                         100,000   23 1/2%          $1.3133          11/18/2001          64,000          115,000          87,000

  MULU G. MICHAEL        100,000   23 1/2%          $1.08             6/11/2001          52,000           93,000          71,000
                          75,000   17 1/2%          $1.3133          11/18/2001          48,000           86,250          65,250

  HELEN TVELIA            25,000   6%               $1.3133          11/18/2001          16,000           28,750          21,750

------------------
* Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company's stock. The estimated present value of each stock option is $.61 for the January 16, 1996 grant, $.71 for the June 11, 1996 grant, and $.87 for the November 1996 grant based on the following inputs:

                                             1/16/96     6/11/96      11/18/96
                                              GRANT       GRANT         GRANT
                                             -------     -------      --------
 Stock Price (Fair Market Value) at Grant    $1.0625      $1.25       $1.53125
 Exercise Price                              $  .901      $1.08       $1.3133
 Expected Option Term                        5 years      5 years     5 years
 Risk-Free Interest Rate                     6.31%        6.31%       6.31%
 Stock Price Volatility                        53%          53%         53%
 Dividend Yield                                 0%           0%          0%

 The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1992 to December 31, 1996.

 Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

 The following table summarizes options and SARs exercised during 1996 and presents the value of unexercised options and SARS held by the named individuals at fiscal year end:

                                                                                                           VALUE OF UNEXERCISED
                                                                                NUMBER OF UNEXERCISED         IN-THE-MONEY
                             SHARES ACQUIRED ON                                 OPTIONS/SARS AT FISCAL    OPTIONS/SARS AT FISCAL
       NAME                      EXERCISE (#)        VALUE REALIZED ($)               YEAR-END (#)              YEAR-END ($)*
  -----------------        ---------------------     ------------------        -----------------------    -----------------------
  EDWARD A. JOHNSON              250,000                  253,305                       250,000                   184,195

  MULU G. MICHAEL                200,000**                229,248                       200,000                   120,753

  HELEN TVELIA                    75,000                   71,520                        75,000                    53,730

--------------------
  *  The difference between fair market value at 3/4/97 and the exercise price.

 ** 100,000 of options vest over five years, none of which are exercisable at 12/31/96.

 (c)  Other Compensation

 In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

 (d)  Compensation of Directors

 Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Michael S. Callison received $71,000 of wages as Vice President of Marketing and Development in 1996. Mr. Dreher received $12,000 in marketing fees during 1996 for the marketing of the Company's programs to the hospitals during 1996.

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

 STOCK PERFORMANCE GRAPH

 The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 1996 as well as the U.S. NASDAQ stock market index and the S&P Hospital Management Index.

 The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a) and (b) Security Ownership

 The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 19, 1997, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

                               PERFORMANCE GRAPH

                           OPMC             S&P           NASDAQ
                           ----             ---           ------
      DEC 31, 1991          100             100             100
      DEC 31, 1992           75              75             116
      DEC 31, 1993          228             111             132
      DEC 31, 1994          313             118             128
      DEC 31, 1995          450             164             179
      DEC 31, 1996          550             193             220

                               AMOUNT & NATURE OF
     NAME (1)                 BENEFICIAL OWNERSHIP    PERCENT OF CLASS
     --------                 --------------------    ----------------
EDWARD A. JOHNSON                   796,970 (2)           11.3%

MICHAEL S. CALLISON                 536,000 (3)            7.8%

GARY L. DREHER                      191,575 (4)            2.8%
JON E. JENETT                       109,000 (5)            1.6%

ALL OFFICERS AND DIRECTORS
AS A GROUP (4 PERSONS)            1,633,545 (6)           22.4%

--------------------
 (1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, South Laguna, CA 92677; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92686; Mr. Jenett - 8 South Vista De La Luna, South Laguna, CA 92677.

 (2) Includes presently exercisable options to purchase 250,000 shares of Common Stock.

 (3) Includes presently exercisable options to purchase 50,000 shares of Common Stock.

 (4) Includes presently exercisable options to purchase 125,000 shares of Common Stock.

 (5) Includes presently exercisable options to purchase 75,000 shares of Common Stock.

 (6) Includes presently exercisable options to purchase 500,000 shares of Common Stock.

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

 On November 18, 1996, the Company granted to Mr. Johnson options to purchase 100,000 shares of the Company's common stock and granted Mr. Callison, Mr. Dreher and Mr. Jenett options to each purchase 25,000 shares of the Company's common stock at $1.3133 per share. The options vest immediately and expire five years from the date of grant.

 (b) Certain Business Relationships

 Inapplicable.

 (c) Indebtedness of Management

 On December 29, 1995, the Company converted a series of short-term advances to Mr. Johnson and a $97,000 note dated December 30, 1994 into a $155,000 promissory note due from Mr. Johnson. The note was originally due December 30, 1996. On December 31, 1996, the Company extended the promissory note to December 31, 1997. The note accrues interest at 4.03%.

 (d)  Transactions With Promoters

 Inapplicable.

                                    PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) List of Financial Statements Filed as a Part of this Report (Filed Under Item 8 above)

                                                             Page
                                                            Number
                                                            ------
Report of Independent Auditors                                --

Consolidated Balance Sheets as of December 31,                --
  1996 and December 31, 1995

Consolidated Statements of Operations for the years           --
  ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity for the       --
  years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the                 --
  year ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements.                   --


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

 3.2 Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

 3.3 Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

  3.4 Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

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

 10.38 Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

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

 10.48 Lease agreement between Columbia Healthcare Corporation and the Company dated October 18, 1993 incorporated by reference from Annual Report on Form 10-K for the year ened December 31, 1993, Exhibit 10.48.

 10.50 Unanimous written consent dated December 10, 1993 of the Board of Directors amending the Promissory Note between the Company and Edward
        A. Johnson dated December 10, 1992. Incorporated by reference from Form 10-K for the year ended December 31, 1992.

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

 10.66 Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.67 Loan Agreement between the Company and National Bank of Southern California dated March 31, 1995. Incorporation by reference from Form 10-K for the year ended December 31, 1995.
         (Modified)

 10.68 Lease Agreement between the Company and Laguna Niguel Office Center dated June 5, 1995 which supersedes lease dated June 23, 1988. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.69 Sublease Agreements between the Company and Huntington Beach and Medical Center dated July 1, 1995. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.70 Lease Agreement between the Company and 757 Pacific Partnership dated July 3, 1995. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.71 Sublease Agreement between the Company and Huntington Beach Hospital and Medical Center dated July 24, 1995. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.72 Lease Agreement between the Company and Columbia Healthcare Corporation dated September 14, 1995 which supersedes lease dated October 18, 1993. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.73 Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995. Incorporation by reference from Form 10-K for the year ended December 31, 1995.

 10.77 Operating Agreement for Optimum Care Source, LLC incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.77.

 10.78 Master Joint Venture Agreement between Professional CareSource, Inc. and the Company dated April 19, 1996 incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.78.

 10.79 Employment Agreement between Margaret M. Minnick and Optimum Care Source, LLC incorporation by reference from March 31, 1996 Form 10-Q
         Exhibit 10.79.

 10.80 Employment Agreement between Teri L. Jolin and Optimum Care Source, LLC incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.80.

 10.81 Employment Agreement between Joseph H. Dadourian and Optimum Care Source, LLC incorporation by reference from March 31, 1996 Form 10-Q
         Exhibit 10.81.

 10.82 Registration Agreement between Professional CareSource, Inc. and the Company dated April 24, 1996 incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.82.

 10.83 Non-qualified stock option Agreement between Joseph H. Dadourian and the Company dated April 24, 1996 incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.83.

 10.84 Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996 incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.84.

 10.85 Non-qualified stock option Agreement between Margaret M. Minnick and the Company dated April 24, 1996 incorporation by reference form March 1996 Form 10-Q Exhibit 10.85.

 10.86 Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996 incorporation by reference from March 31, 1996 Form 10-Q Exhibit 10.86.

 10.87 Lease Agreement between the Company and Laguna Niguel Office Center dated April 30, 1996 which supersedes lease dated June 23, 1988.

 10.88 Lease Agreement between the Company and Jay Arteaga dated September 30, 1996.

 10.89 Lease Agreement between the Company and Solomon, Saltzman & Jameson dated October 15, 1996.

 10.90 Unanimous Written Consent dated December 31, 1996 of the Board of Directors amending the promissory note between the Company and Edward
         A. Johnson dated December 29, 1995.

 10.91 Change in terms Agreement between the Company and National Bank of Southern California dated January 28, 1997.

 10.92 Staffing Agreement between the Company and Treatment Resources, Inc. dated February 1, 1997.

 10.93 Community Mental Health Center Agreements (California and Nevada) between the Company and Treatment Resources, Inc. dated February 1, 1997.

 11      Statement re: Computation of per share earnings.

 23      Consent of Ernst & Young LLP.


(b) Reports on Form 8-K

Inapplicable.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   OPTIMUMCARE CORPORATION


                                   By: /s/ EDWARD A. JOHNSON
                                       ------------------------
                                           Edward A. Johnson
                                           President

                                   Date: March 28, 1997
                                         --------------

/s/ EDWARD A. JOHNSON
-----------------------------                          March 28, 1997
Edward A. Johnson, Director

/s/ MICHAEL S. CALLISON
-----------------------------                          March 28, 1997
Michael S. Callison, Director

/s/ GARY L. DREHER
-----------------------------                          March 28, 1997
Gary L. Dreher, Director

/s/ JON E. JENETT
-----------------------------                          March 28, 1997
Jon E. Jenett, Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            OPTIMUMCARE CORPORATION



COL. A                            COL. B                 COL. C                 COL. D             COL. E
-----------------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                                 ------------------------
                                                                 Charged
                                 Balance at        Charged       to Other                           Balance
                                 Beginning        to Costs       Accounts      Deductions           At End
Description                      of Period       & Expenses      Describe       Describe           of Period
-----------                      ---------       ----------      --------      ----------          ---------
YEAR ENDED
 DECEMBER 31, 1996
 Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
   uncollectible
   accounts                       $  0               $   0         $   0            $  0


YEAR ENDED
 DECEMBER 31, 1995
 Reserves and
 allowances deducted
 from asset accounts:
   Allowance for
   uncollectible
   accounts                          0              36,030       (36,030)              0


YEAR ENDED
 DECEMBER 31, 1994
 Reserves and allowances
 from asset accounts:
   Allowance for
   uncollectible
   accounts                          0             141,620      (141,620)              0

                            OptimumCare Corporation

          Exhibit 11 - Statement Re: Computation of Per Share Earnings


                                                              Year ended December 31
                                                --------------------------------------------------
                                                   1996               1995                1994
                                                --------------------------------------------------
  PRIMARY

  Average shares outstanding                     6,237,751           5,892,824           5,871,660

  Net effect of dilutive stock options
  - based on the treasury stock method
  using average market price                       188,133             521,885             346,453
                                                 ---------           ---------           ---------
  Total                                          6,425,884           6,414,709           6,218,113
                                                 ---------           ---------           ---------
  Net income                                     $ 876,716           $   2,070           $ 465,045
                                                 ---------           ---------           ---------
  Per share amount                                   $0.14               $0.00               $0.07
                                                 ---------           ---------           ---------
  FULLY DILUTED

  Average shares outstanding                     6,237,751           5,892,824           5,871,660
                                                 ---------           ---------           ---------
  Net effect of dilutive stock options
  - based on the treasury stock method
  using year-end market price, if
  higher than average market price                 246,169             597,186             346,453
                                                 ---------           ---------           ---------
  Total                                          6,483,920           6,490,010           6,218,113
                                                 ---------           ---------           ---------
  Net income                                     $ 876,716           $   2,070           $ 465,045
                                                 ---------           ---------           ---------
  Per share amount                                   $0.14               $0.00               $0.07
                                                 =========           =========           =========

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996 and all stock related data in this exhibit reflects the stock dividend for all periods presented.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-8833 and 33-78340) pertaining to the 1987 and 1994 Stock Option Plans of OptimumCare Corporation of our report dated March 21, 1997, with respect to the consolidated financial statements and schedule of OptimumCare Corporation included in the Annual Report (Form 10K) for the year ended December 31, 1996.


                                                /s/ ERNST & YOUNG LLP
                                                ----------------------
                                                    Ernst & Young LLP

Orange County, California
March 27, 1997

                              FINANCIAL STATEMENTS




                            OPTIMUMCARE CORPORATION




                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                      WITH REPORT OF INDEPENDENT AUDITORS

                            OPTIMUMCARE CORPORATION

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                    CONTENTS
                                                                Page
                                                                ----
Report of Independent Auditors ...........................        1

Financial Statements

Consolidated Balance Sheets ..............................        2
Consolidated Statements of Operations ....................        3
Consolidated Statements of Stockholders' Equity ..........        4
Consolidated Statements of Cash Flows ....................        5
Notes to Consolidated Financial Statements ...............        6

                         [LETTERHEAD OF ERNST & YOUNG]



                         REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
OptimumCare Corporation

We have audited the accompanying consolidated balance sheets of OptimumCare Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OptimumCare Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP


Orange County, California
March 21, 1997

                            OPTIMUMCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
                                                                       1996             1995
                                                                    ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $1,113,809       $   170,932
  Accounts receivable                                                2,389,019         1,536,693
  Prepaid expenses                                                      15,175            23,665
Total current assets                                                 3,518,003         1,731,290
                                                                    ----------------------------
Note receivable from officer                                           155,000           155,000
Furniture and equipment, less accumulated depreciation of
  $52,135 in 1996 and $34,382 in 1995                                   73,496            25,617
Deposits and other assets                                               29,922             7,822
Deferred acquisition costs                                                   -           138,753
Intangibles, less accumulated amortization of $27,050 in 1996
  and $0 in 1995                                                       175,828                 -
Tradename, less accumulated amortization of $1,224 in 1996 and
  $1,020 in 1995                                                           851             1,055
                                                                    ----------------------------
Total assets                                                        $3,953,100       $ 2,059,537
                                                                    ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  227,289       $   192,743
  Accrued expenses                                                     371,808           188,788
  Line of credit                                                       645,812                 -
                                                                    ----------------------------
Total current liabilities                                            1,244,909           381,531
Note payable to bank                                                         -           166,000
Minority interest                                                      (27,207)                -

Commitments

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 20,000,000
    6,786,218 shares issued and outstanding in 1996;
       4,923,509 shares issued and outstanding in 1995                   6,786             4,924
  Paid-in-capital                                                    3,272,407         2,927,593
  Accumulated deficit                                                 (543,795)       (1,420,511)
                                                                    ----------------------------
Total stockholders' equity                                           2,735,398         1,512,006
                                                                    ----------------------------
Total liabilities and stockholders' equity                          $3,953,100       $ 2,059,537
                                                                    ============================

See accompanying notes.

                            OPTIMUMCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              YEAR ENDED DECEMBER 31
                                                      1996             1995             1994
                                                   --------------------------------------------
Net revenues                                       $10,676,237      $6,027,122       $5,596,283
Interest income                                          5,316           8,741            8,487
                                                   --------------------------------------------
                                                    10,681,553       6,035,863        5,604,770
Operating expenses:
   Costs of services provided                        8,313,317       5,022,040        4,238,355
   Provision for uncollectible accounts                      -          36,030          141,620
   Selling, general and administrative               1,343,961         964,701          741,919
   Interest                                             26,544          10,222            4,065
                                                   --------------------------------------------
                                                     9,683,822       6,032,993        5,125,959
                                                   --------------------------------------------
Income before income taxes                             997,731           2,870          478,811
Income taxes                                           121,015             800           13,766
                                                   --------------------------------------------
Net income                                         $   876,716      $    2,070       $  465,045
                                                   ============================================
Net income per share                                      $.14            $.00             $.07
                                                   ============================================


See accompanying notes.

                            OPTIMUMCARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                                                        NOTE
                                                                                                     RECEIVABLE
                                    COMMON STOCK       PAID-IN     ACCUMULATED       TREASURY           FROM
                                  SHARES    AMOUNT     CAPITAL       DEFICIT     SHARES    AMOUNT     OFFICER       TOTAL
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 1993     4,896,509   $4,897   $2,917,676   $(1,887,626)   8,500   $(5,075)    $      -   $1,029,872
    Note receivable from officer         -        -            -             -        -         -      (15,653)     (15,653)
    Exercise of stock options        8,000        8        1,672             -        -         -            -        1,680
    Net income                           -        -            -       465,045        -         -            -      465,045
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 1994     4,904,509    4,905    2,919,348    (1,422,581)   8,500    (5,075)     (15,653)   1,480,944
    Payment of note receivable
        from officer                     -        -            -             -        -         -       15,653       15,653
    Exercise of stock options       19,000       19        8,245             -        -         -            -        8,264
    Reissue of treasury stock            -        -            -             -   (8,500)    5,075            -        5,075
    Net income                           -        -            -         2,070        -         -            -        2,070
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 1995     4,923,509    4,924    2,927,593    (1,420,511)       -         -            -    1,512,006
    Exercise of stock options      740,000      740      324,936             -        -         -            -      325,676
    OptimumCare Source
      contributed capital                -        -       21,000             -        -         -            -       21,000
    Payment of stock dividend    1,122,709    1,122       (1,122)            -        -         -            -            -
    Net income                           -        -            -       876,716        -         -            -      876,716
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 1996     6,786,218   $6,786   $3,272,407   $  (543,795)       -   $     -     $      -   $2,735,398
                                 ==========================================================================================

See accompanying notes.

                            OPTIMUMCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                           1996           1995           1994
                                                        -----------------------------------------
OPERATING ACTIVITIES

Net income                                               $  876,716     $    2,070     $   465,045

Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                          17,753          8,919           6,622
      Amortization                                          27,254            204             204
      Provision for uncollectible accounts                       -         36,030         141,620
      Common stock issued as bonuses                             -          5,075               -
      Minority interest in net income                      (27,207)             -               -

Changes in operating assets and liabilities:
   (Increase) in accounts receivable                      (852,326)        69,317      (1,022,363)
   (Increase) decrease in prepaid expenses                   7,390        (10,383)        152,853
   Increase (decrease) in accounts payable                  34,546         40,208          (2,728)
   Increase in accrued liabilities                         183,020          8,114          66,594
                                                        -----------------------------------------
Net cash provided by (used in) operating activities
                                                           267,146        159,554        (192,153)
INVESTING ACTIVITIES

Intangible asset from business acquisition                (202,878)             -               -
Purchases of equipment                                     (65,632)       (18,443)        (13,362)
Loss on sale of equipment                                        -              -             514
Deferred acquisition costs                                 138,753       (138,753)              -
Note receivable from officer                                     -        (58,000)        (47,000)
                                                        -----------------------------------------
Net cash used in investing activities                     (129,757)      (215,196)        (59,848)

FINANCING ACTIVITIES

Note payable to bank                                       479,812        166,000               -
Note receivable from officer                                     -         15,653         (15,653)
Exercise of stock options                                  325,676          8,264           1,680
                                                        -----------------------------------------
Net cash provided by (used in) financing activities        805,488        189,917         (13,973)
                                                        -----------------------------------------
Net increase (decrease) increase in cash                   942,877        134,275        (265,974)
Cash and cash equivalents at beginning of year             170,932         36,657         302,631
                                                        -----------------------------------------
Cash and cash equivalents at end of year                $1,113,809      $ 170,932     $    36,657
                                                        ==========================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                  $   25,538      $   8,720     $     4,065
Cash paid for income taxes                              $   95,133      $  31,201     $    22,065


See accompanying notes.

                            OPTIMUMCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

OptimumCare Corporation (the Company) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. The Company's programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities. Significant intercompany transactions have been eliminated in consolidation.

BUSINESS ACQUISITION

On April 19, 1996, the Company completed the acquisition of a 70% interest in certain contracts of Professional CareSource, Inc. through the formation of OptimumCareSource, LLC (the "LLC"). The Company acquired a 70% ownership interest in the LLC and Professional CareSource, Inc. holds a 30% ownership interest in the LLC. The Company considers the LLC to be a 70% owned subsidiary of the Company. The Company paid $11,000 in cash to each of the three principals of Professional CareSource, Inc. and made an initial contribution of $50,000 to the LLC for working capital.

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

Three principals of Professional CareSource, Inc. were each given one year employment contracts with the LLC. In connection with the employment agreement, the Company granted nonqualified stock options to purchase 33,000 shares of common stock at $.92 per share, which vest over five years, to each of the principals of Professional CareSource, Inc. Optimum CareSource, LLC, headquartered in Southern California, provides mental health services at long-term care facilities.

The purchase method of accounting has been used to record the transaction. No tangible assets of the LLC were acquired and as such the purchase price was allocated to intangibles and amortized over five years. The deferred acquisition costs associated with the purchase are amortized under the straight line method over five years.

The Company did not proceed with a proposed business acquisition with Drs. Giem, Guerra and Meyers and expensed $96,000 of direct costs to selling, general and administrative expenses during 1996.

                            OPTIMUMCARE CORPORATION

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, when purchased to be cash equivalents.

FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the related assets.

INTANGIBLE ASSETS

The Company's tradename became registered during December 1990. It is recorded at cost and is being amortized over its estimated useful life of 10 years using the straight-line method. Accumulated amortization is $1,224 and $1,020 as of December 31, 1996 and 1995, respectively.

The Company has capitalized the legal and consulting fees incurred as a result of the acquisition of a 70% interest in contracts from Professional CareSource, Inc. through the formation of the LLC as an intangible asset. The legal and consulting fees together with the $11,000 in cash paid to each of the three Principals of Professional CareSource, Inc. were incurred as a part of the acquisition of the Company's 70% interest in the LLC. These costs associated with the purchase are amortized under the straight line method over five years. Accumulated amortization is $27,050 and $0 as of December 31, 1996 and 1995, respectively.

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1996 events and circumstances indicated that $175,828 of intangibles recorded as a result of the CareSource acquisition might be impaired based on its operating loss for the year. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered and that the loss was not unusual for a developing business in its early stages. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down those assets to fair value.

                            OPTIMUMCARE CORPORATION

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding, giving effect to common stock equivalents arising from stock options, of 6,425,884, 6,414,709 and 6,218,113 in 1996, 1995 and 1994,
respectively. A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996 and common stock equivalents for all periods presented have been restated to reflect the stock dividend.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform with the current year presentation.

2. PROVISION FOR UNCOLLECTIBLE ACCOUNTS

In June 1994, two contracts with one entity which leased facilities from one hospital were canceled due to the filing of bankruptcy by the hospital. All unpaid amounts due from the contracts have been written off in full at December 31, 1994, which totaled $141,620.

                            OPTIMUMCARE CORPORATION

3. NOTE RECEIVABLE FROM OFFICER

On December 29, 1995, the Company converted a series of short-term advances and a $97,000 note dated December 30, 1994 into a promissory note from an officer totaling $155,000. The note accrues interest at the rate of 4.03% and is due December 30, 1996. On December 31, 1996 the Company extended this note for an additional year.

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

4. LINE OF CREDIT

On April 12, 1995, the Company entered into a $500,000 line of credit agreement with a bank that expired May 1, 1996. At the expiration date, the then principal balance of the loan was to be convertible into a one year term loan with an initial due date of May 1, 1997, but with a five (5) year repayment schedule. The term loan was to be renewable for an additional term of one year. The loan bore interest at the rate of 11% per year and is secured by all of the assets of the Company.

On May 6, 1996 the maturity date of the line of credit was extended to July 1, 1996. On August 1, 1996 the line of credit was changed from a non-revolving line of credit to a formula line of credit, which allows the Company to borrow up to 75% of certain qualified receivables. The maximum indebtedness increased to $750,000. The variable interest rate is Wall Street Journal prime plus 1.50%. The weighted average interest rate was 10.06% and 11% in the year ended December 31, 1996 and 1995, respectively. On January 28, 1997, the maturity date was extended to June 1, 1997. At December 31, 1996, $104,000 was available for future draws on the line of credit agreement. During 1997, no additional funds were borrowed under this agreement.

                            OPTIMUMCARE CORPORATION

5. LEASE COMMITMENT

The Company leases three office facilities under lease agreements that expire June 30, 1997, October 31, 1998 and October 14, 1999, respectively. The Company also leased space under seven separate lease agreements for the operation of five of its outpatient partial hospitalization psychiatric programs, of which three agreements are on a month-to-month basis and the remaining agreements expire, March 31, 1997, May 31, 1997, June 30, 1997 and July 13, 1997,
respectively. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one year are as follows:

         1997                                    $37,400
         1998                                     34,200
         1999                                     10,450
                                                 -------
                                                 $82,050
                                                 =======

The lease which expires June 30, 1997 contains five one-year options to extend the lease. Subleases with two of the Company's host hospitals exist for the entire amount of aggregate future minimum lease payments above. Sublease rental income was $160,596, $154,621 and $48,995 for the years ended December 31, 1996, 1995 and 1994, respectively. Rent expense was $244,185, $191,251, and
$119,520 for the years ended December 31, 1996, 1995 and 1994, respectively.

6. STOCKHOLDERS' EQUITY

STOCK DIVIDEND

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

                            OPTIMUMCARE CORPORATION

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. During 1996, the Company granted stock options with an exercise price that differed from the market price of the underlying stock on the date of grant. However, the compensation expense with respect to these options was insignificant and not recognized by the Company.

In July 1987, the Company adopted a stock option plan (the 1987 Plan) including incentive stock options and nonqualified stock options. A maximum of 455,000 shares of the Company's common stock has been reserved for issuance under the plan. Under the Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders).

In 1991, the Company granted options to purchase 239,600 shares of its common stock at $.21 per share that were vested upon grant. Of these options 222,500 were granted to an officer of the Company and were exercised during 1996.

In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the 1994 Plan) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company's common stock has been reserved for issuance under the 1994 Plan. Under the 1994 Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders).

                            OPTIMUMCARE CORPORATION

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

In 1995, the Company granted options to purchase 200,000 shares of its common stock at $.65 per share that are vested upon grant. No options have been exercised under these grants.

In April 1996, the Company granted options to purchase 33,000 shares of its common stock to three principals of its newly acquired LLC (Note 1). The exercise price is $.92 per share, the fair market value at the date of grant. Options vest over five years. No options have been exercised under these grants.

During various dates in 1996, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 675,000 shares of its common stock at prices ranging from $.901 to $1.50 per share. Options to purchase 475,000 shares are vested upon grant. Options to purchase 200,000 shares vest over three years. No options have been exercised under these grants.

A summary of stock option activity under the 1987 and 1994 Plans during 1994, 1995 and 1996 is as follows:

                                                     WEIGHTED                           WEIGHTED
Shares under option                                  AVERAGE                            AVERAGE
                                     1987            EXERCISE            1994           EXERCISE
                                     PLAN             PRICE              PLAN             PRICE
                                   -------------------------------------------------------------
Outstanding at December 31, 1993    344,500           $.29                    -         $    -
Granted                              50,000            .6375            225,000          .6375
Exercised                            (8,000)           .21                    -              -
Canceled                            (25,000)           .21                    -              -
                                   -------------------------------------------------------------
Outstanding at December 31, 1994    361,500            .35              225,000          .6375
Granted                                   -              -              250,000          .91
Exercised                           (19,000)           .6375                  -              -
Canceled                            (25,000)           .375                   -              -
                                   -------------------------------------------------------------
Outstanding at December 31, 1995    317,500            .32              475,000          .78
Granted                             100,000           1.08                    -              -
Exercised                          (267,500)           .34             (250,000)         .66
Canceled                                  -              -                    -              -
                                   -------------------------------------------------------------
Outstanding at December 31, 1996    150,000           $.83              225,000          $.68
                                   =============================================================

                            OPTIMUMCARE CORPORATION

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)


                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  -----------------------------------------------     ---------------------------------
                                    WEIGHTED-
                     NUMBER          AVERAGE         WEIGHTED-            NUMBER           WEIGHTED-
  RANGE OF        OUTSTANDING       REMAINING         AVERAGE         EXERCISABLE AT        AVERAGE
EXERCISE PRICE    AT 12/31/96   CONTRACTUAL LIFE  EXERCISE PRICE         12/31/96        EXERCISE PRICE
-----------------------------------------------------------------     ---------------------------------
    $0.30           25,000         1.5 years          $ .30               25,000             $ .30
    $0.37           25,000         1.5 years            .37               25,000               .37
    $0.6375        125,000         2.5 years            .6375            125,000               .6375
    $0.91           75,000         3.5 years            .91               75,000               .91
    $0.93           25,000         3.5 years            .93               25,000               .93
    $1.08          100,000         4.5 years           1.08                    -              1.08
---------------------------------------------------------------       -------------------------------
$.30 to $1.08      375,000         2.5 years          $ .78              275,000             $ .68
===============================================================       ===============================

A total of 1,283,000 and 1,394,600 shares of common stock were reserved for future issuance upon the exercise of stock options at December 31, 1996 and 1995, respectively. A total of 27,500 options were available for future grant at December 31, 1996 under existing stock option plans. Options under the Plans have expiration dates ranging from 1998 through 2001.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.31% for those options expected to be exercised over a five year term and 5.6% for those options granted in 1995 and exercised in 1996; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .529.

                            OPTIMUMCARE CORPORATION

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         1996              1995
                                                                       --------         ---------
Net income (loss)
   As reported                                                         $876,716         $   2,070
   Pro forma                                                           $538,255         $(187,430)

Earnings (loss) per share
   Primary and fully diluted as reported                               $    .14         $     .00
   Primary and fully diluted pro forma                                 $    .08         $    (.04)

Weighted average exercise price of:
   Options whose exercise price equals the market price of
      the stock on the grant date                                      $   1.50                 -
   Options whose exercise price is less than the market
      price of the stock on the grant date                             $   1.14         $     .72

Weighted average fair value of:
   Options whose exercise price equals the market price of
      the stock on the grant date                                      $    .80                 -
   Options whose exercise price is less than the market
      price of the stock on the grant date                             $    .75         $     .42

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                            OPTIMUMCARE CORPORATION

7. INCOME TAXES

A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:

                                                              1996           1995          1994
                                                           ---------       --------      ---------
Statutory federal provision for income taxes               $ 339,229       $ 1,000       $ 167,583
Increase (decrease) in taxes resulting from:
  Current use of net operating loss carryforwards
                                                            (339,229)       (1,000)       (167,583)
  Federal alternative minimum tax                             14,000             -           6,000
  State tax, net of federal benefit                          107,015           800           7,776
                                                           ---------       -------       ---------
                                                           $ 121,015       $   800       $  13,766
                                                           =========       =======       =========

Significant components of the provision for income taxes are as follows:

                                 1996            1995             1994
                               --------         -----           -------
Current:
    Federal                    $ 14,000          $  -           $ 6,000
    State                       107,015           800             7,766
                               --------          ----           -------
Total current                   121,015           800            13,766
                               --------          ----           -------
Deferred:
    Federal                           -             -                 -
    State                             -             -                 -
                               --------          ----           -------
Total deferred                        -             -                 -
                               --------          ----           -------
                               $121,015          $800           $13,766
                               ========          ====           =======

At December 31, 1996, the Company has unused net operating loss carryforwards of approximately $95,000 for federal income tax purposes which expire beginning in the year 2003. A valuation allowance has been recorded to entirely offset the tax benefits of this attribute.

                            OPTIMUMCARE CORPORATION

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1996, 1995 and 1994 consist of the following:

                                                              1996          1995           1994
                                                            --------     ---------      ----------
Net operating loss carryforwards                            $ 23,000     $ 413,000      $ 401,000
Alternative minimum tax credit carryforwards                  18,000         4,000          4,000
Reserves and accruals not currently deductible for
  tax purposes                                                23,000        17,000         43,000
Depreciation and amortization not currently
  deductible for tax purposes                                  7,000             -          1,000
                                                            --------     ---------      ---------
Total deferred tax assets                                     71,000       434,000        449,000
Less valuation allowance                                     (71,000)     (434,000)      (449,000)
                                                            --------     ---------      ---------
Net deferred tax asset                                      $      -     $       -      $       -
                                                            ========     =========      =========

8. MAJOR CUSTOMERS

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

The following table summarizes the amount of revenue for each customer representing greater than 10% of total revenues for the:

                                          YEARS ENDED DECEMBER 31,
                        ---------------------------------------------------------
                                   1996                             1995
                        ---------------------------------------------------------
                          DOLLAR         PERCENT           DOLLAR         PERCENT
                        ---------------------------------------------------------
Hospital 1              $ 3,116,166       29.2%           $  975,652       16.2%
Hospital 2                  596,438        5.6%              791,995       13.1%
Hospital 3                1,242,955       11.6%            1,675,942       27.8%
Hospital 4                   35,000         .4%              816,280       13.5%
Hospital 5                4,221,088       39.5%              419,580        7.0%
Other Hospitals           1,464,590       13.7%            1,347,673       22.4%
                        ---------------------------------------------------------
                        $10,676,237      100.0%           $6,027,122      100.0%
                        =========================================================

In addition, these hospitals accounted for approximately $1,973,715 and $1,080,633 of accounts receivable at December 31, 1996 and 1995, respectively.