Form 10-Q
period 1997-03-31
OPTIMUMCARE CORP /DE/
filed 1997-04-30
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1997

Commission File Number 0-17401

                             OPTIMUMCARE CORPORATION
               (Exact name of registrant specified in its charter)

             Delaware                                  33-0218003
             --------                                  ----------
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                 92677
                                                          -----
                                                         Zip Code

                                 (714) 495-1100
                                 --------------
               (Registrants telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Number of Shares Outstanding
                     -----                      ----------------------------
         Common Stock, $.001 par value                       6,811,218

                                      INDEX

                             OPTIMUMCARE CORPORATION




PART I            FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 1997 and                                                   3
                  December 31, 1996

                  Statements of Income for the Three Months                                                 4
                  Ended March 31, 1997 and 1996

                  Statements of Cash Flows for the Three                                                    5
                  Months Ended March 31, 1997 and 1996

                  Notes to Financial Statements                                                             6

Item 2.           Management's Discussion and Analysis of                                                            7
                  Financial Condition and Results of Operations


PART II           OTHER INFORMATION                                                                         9


SIGNATURE                                                                                                  10

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                           MARCH 31       DECEMBER 31
                                                              1997          1996
                                                         -----------      -----------
ASSETS
CURRENT ASSETS
  CASH                                                   $   776,663      $ 1,113,809
  ACCOUNTS RECEIVABLE, NET                                 3,087,891        2,389,019
  PREPAID EXPENSES                                            17,893           15,175
                                                         -----------      -----------
      TOTAL CURRENT ASSETS                                 3,882,447        3,518,003

  NOTES RECEIVABLE FROM OFFICER                              155,000          155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $60,475 AT MARCH 31, 1997
    AND $52,135 AT DECEMBER 31, 1996                          95,465           73,496

DEPOSITS AND OTHER ASSETS                                     29,922           29,922


INTANGIBLES LESS ACCUMULATED AMORTIZATION OF $37,193
  AT MARCH 31, 1997 AND $27,050 AT DECEMBER 31, 1996         165,685          175,828

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,275 AT MARCH 31, 1997 AND $1,224 AT
    DECEMBER 31, 1996                                            800              851

                                                         -----------      -----------
      TOTAL ASSETS                                       $ 4,329,319      $ 3,953,100
                                                         ===========      ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                       $   266,893      $   227,289
  ACCRUED LIABILITIES                                        506,694          371,808
  LINE OF CREDIT                                             645,812          645,812
                                                         -----------      -----------
      TOTAL CURRENT LIABILITIES                            1,419,399        1,244,909

MINORITY INTEREST                                            (37,700)         (27,207)

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 6,811,218 SHARES
    ISSUED AND OUTSTANDING AT MARCH 31, 1997
    AND 6,786,218 SHARES ISSUED AND
    OUTSTANDING AT DECEMBER 31, 1996                           6,811            6,786
  PAID-IN-CAPITAL                                          3,281,757        3,272,407
  ACCUMULATED DEFICIT                                       (340,948)        (543,795)
                                                         -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                         $ 2,947,620      $ 2,735,398
                                                         -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 4,329,319      $ 3,953,100
                                                         ===========      ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                        THREE MONTHS ENDED
                                         MARCH 31 MARCH 31
                                        1997            1996
                                    -----------      ----------
REVENUES                            $ 2,830,580      $2,220,445
INTEREST INCOME                           1,532           1,562
                                    -----------      ----------
                                    $ 2,832,112      $2,222,007
                                    -----------      ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED          $ 2,063,046      $1,935,925
PROVISION FOR DOUBTFUL ACCOUNTS               0               0
GENERAL AND ADMINISTRATIVE              411,578         265,831
INTEREST                                 16,627           5,717
MINORITY INTEREST                       (10,493)              0
                                    -----------      ----------
                                      2,480,758       2,207,473
                                    -----------      ----------
INCOME BEFORE INCOME TAXES              351,354          14,534

INCOME TAXES                            148,507           5,000
                                    -----------      ----------
NET INCOME                          $   202,847      $    9,534
                                    ===========      ==========

NET INCOME
PER COMMON SHARE                    $      0.03      $     0.00
                                    ===========      ==========



See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                           THREE MONTHS ENDING
                                                         MARCH 31        MARCH 31
                                                           1997            1996
                                                       -----------      ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                           $   202,847      $   9,534
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                           18,535          3,005
      Minority Interest                                    (10,493)             0
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net            (698,872)      (239,282)
        (Increase) in prepaid expenses                      (2,718)         3,293
        Increase in accounts payable                        39,604          1,718
        Increase in accrued liabilities                    134,886         90,117
                                                       -----------      ---------
          CASH AND CASH EQUIVALENTS
          (USED) BY OPERATING ACTIVITIES                  (316,211)      (131,615)


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                        (30,310)             0
  Proceeds from sale of furniture & equipment                    0            163
  Deferred acquisition costs                                     0        (37,309)
                                                       -----------      ---------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                  (30,310)       (37,146)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    9,375         25,500
  Note payable from bank                                         0         74,334
                                                       -----------      ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
                     FINANCING ACTIVITIES                    9,375         99,834

 (DECREASE) IN CASH AND CASH EQUIVALENTS                  (337,146)       (68,927)

Cash and cash equivalents at beginning of period         1,113,809        170,932
                                                       -----------      ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   776,663      $ 102,005
                                                       ===========      =========



See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At March 31, 1997, the Company has unused Federal net operating loss carryforwards of approximately $95,000 which begin to expire in 2003. The provision for Federal and State income taxes is computed on annualized taxable income at current rates after giving effect to the Federal net operating loss carryforward. At March 31, 1996 the Company had unused Federal & State net operating loss carryforwards of approximately $1,179,000 and $16,000 respectively.

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding (giving effect to common stock equivalents arising from stock options) of 7,123,249 and 6,557,019 for the three months ended March 31, 1997 and March 31, 1996, respectively. The weighted average number of common shares outstanding has been retroactively restated for the three months ended March 31, 1996 to reflect the 20% stock dividend issued in October 1996. Common share equivalents arising from stock options were not restated as anti-dilution rights were not granted to the option holders.

NOTE D -- NEW BUSINESS

Effective May 1, 1997 the Company entered into a 90 day consulting agreement with Galaxy Health Care, Inc. for the operation of a partial hospitalization psych program in Tampa, Florida.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effects of changing economic and competitive conditions, government regulation which may affect facilities, licensing, healthcare reform which may affect payment amounts and timing, availability of sufficient working capital, Program development efforts and timing and market acceptance of new Programs which may affect future sales growth and/or costs of operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 1997 and December 31, 1996, the Company's working capital was $2,463,048 and $2,273,094 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were ($316,211) and ($131,615) for the periods ended March 31, 1997 and 1996, respectively. The decrease was attributable to an increase in four programs accounts receivable from two hospitals. This receivable increase is due to both an increase in sales volume and an increase in the age of receivables outstanding from these two hospitals. The Company believes that the receivables from these two hospitals are fully collectible and warrant no reserve for uncollectibility at March 31, 1997.

Cash flows used in investing activities were ($30,310) and ($37,146) for the periods ended March 31, 1997 and 1996, respectively. Funds used for the period ending March 31, 1997 were expended for office furniture and equipment. Funds used for the period ending March 31, 1996 were expended for acquisition costs incurred in connection with the acquisition of Professional Care Source, Inc. which was consummated on April 24, 1996.

The cash flows from financing activities were $9,375 and $99,834 for the periods ended March 31, 1997 and 1996, respectively. The decrease was due to draws on the Company's line of credit agreement with a bank during 1996, which were not required during 1997. The line of credit expires June 1, 1997. The maximum indebtedness is $750,000. As of April 22, 1997, approximately $204,188 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 1997 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996

The Company operated thirteen (13) programs during the three months ended March 31, 1997 and 1996. Net Revenues were $2,830,580 and $2,220,445 for the three months ended March 31, 1997 and 1996, respectively. The increase in revenues in 1997 over 1996 is due to the census increase at operating programs which existed at both periods and the increase in revenues resulting from programs which the Company began managing subsequent to March 31, 1996 versus those programs which existed during the period ending March 31, 1996.

Cost of services provided were $2,063,046 and $1,935,925 for the three months ended March 31, 1997 and 1996 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods.

Selling, general and administrative expenses for the three months ending March 31, 1997 have increased over the three months ending March 31, 1996 primarily due to increased executive wages based on profit orientated incentive bonus programs.

Net income was $202,847 and $9,534 for the three months ending March 31, 1997 and 1996, respectively. The increase was primarily attributable to revenue growth, generated by increased patient volume causing gross profit to rise favorably, and disporportionately to the increase in the costs of services provided.

The Company does not know of any events which are likely to materially change the costs of operating its Programs individually; however, plans to expand the number of operating programs do exist. During February 1997 the Company formed a strategic alliance with Galaxy Health Care of Miami, Florida to develop community mental health centers in the southwest, southeast and northeast regions of the country over a three year period. In addition, the Company has continued to provide a larger scope of services to its customers for a greater management fee. Census increase due to the maturity of existing programs and changes in fee services of programs have caused revenues to increase significantly, and gross profit to rise favorably and disproportionately due to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs could be disporportionately high which would adversely impact the results of operations and the Company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting only four
(4) hospitals and two community mental health centers, the loss of any of its customers could have a significant adverse effect on the Company's operations.

The Company's revenue is expected to increase during the remainder of 1997 due to the expansion in the number of operational programs. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered currently exist. It is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion.

The Company exhausted the majority of its net operating loss carryforwards during 1996. Consequently in 1997, the Company is required to provide for all federal and state income tax expense at the applicable statutory rates.

                                     PART II

                                OTHER INFORMATION


ITEM 1          LEGAL PROCEEDINGS

                Not applicable.


ITEM 2          CHANGES IN SECURITIES

                Not applicable.


ITEM 3          DEFAULTS UPON SENIOR SECURITIES

                Not applicable.


ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------          ---------------------------------------------------

                Not applicable.


ITEM 5          OTHER INFORMATION

                Not applicable.



ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K
------          --------------------------------


                (a) Exhibits:

                    27   Financial Data Schedule.

                (b) Reports on Form 8-K:

                    Not Applicable

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.







                                              OPTIMUMCARE CORPORATION
                                              A Delaware Corporation








Dated April 30, 1997                          By:      EDWARD A. JOHNSON
      --------------                                   -----------------
                                                       Edward A. Johnson
                                                       President & Principal
                                                       Financial Officer