Form 10-Q
period 1997-06-30
OPTIMUMCARE CORP /DE/
filed 1997-07-31
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17401
                       -------


                             OPTIMUMCARE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)


           Delaware                                              33-0218003
-------------------------------                               ----------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                           92677
-------------------------------                               ----------------


                                 (714) 495-1100
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)



                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X   No
             ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Number of Shares Outstanding
                     -----                          ----------------------------
                                                          at June 30, 1997
                                                          ----------------
         Common Stock, $.001 par value                       6,895,411

                                      INDEX

                             OPTIMUMCARE CORPORATION

PART I            FINANCIAL INFORMATION
------            ---------------------

                                                                      Page
                                                                      ----
Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of June 30, 1997 and                         3
         December 31, 1995

         Statements of Income for the Three Months and Six Months       4
         Ended June 30, 1997 and 1996

         Statements of Cash Flows for the Three Months and Six          5
         Months Ended June 30, 1997 and 1996

         Notes to Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of                        7
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                             10
-------  -----------------

SIGNATURE                                                              11
---------

OPTIMUMCARE CORPORATION
BALANCE SHEETS

(UNAUDITED)                                                                 JUNE 30      DECEMBER 31
                                                                              1997          1996
                                                                           ----------     ----------

ASSETS
CURRENT ASSETS
  CASH                                                                     $  581,653     $1,113,809
  ACCOUNTS RECEIVABLE, NET                                                  3,297,391      2,389,019
  PREPAID EXPENSES                                                             38,779         15,175
                                                                           ----------     ----------
    TOTAL CURRENT ASSETS                                                    3,917,823      3,518,003

  NOTES RECEIVABLE FROM OFFICER                                               155,000        155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
 $70,292 AT JUNE 30, 1997 AND $52,135 AT DECEMBER 31, 1996                    100,651         73,496

DEPOSITS AND OTHER ASSETS                                                      34,879         29,922

INTANGIBLES LESS ACCUMULATED AMORTIZATION OF $47,336
 AT JUNE 30, 1997 AND $27,050 AT DECEMBER 31, 1996                            155,542        175,828

TRADENAME, LESS ACCUMULATED AMORTIZATION OF $1,326 AT JUNE 30, 1997
 AND $1,224 AT DECEMBER 31, 1996                                                  749            851
                                                                           ----------     ----------
    TOTAL ASSETS                                                           $4,364,644     $3,953,100
                                                                           ==========     ==========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                         $  268,839     $  227,289
  ACCRUED LIABILITIES                                                         598,300        371,808
  LINE OF CREDIT                                                              245,812        645,812
                                                                           ----------     ----------
    TOTAL CURRENT LIABILITIES                                               1,112,951      1,244,909

MINORITY INTEREST                                                             (49,583)       (27,207)

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES,
   6,895,411 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 1997
   AND 6,786,218 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31, 1996             6,895          6,786
  PAID-IN-CAPITAL                                                           3,367,233      3,272,407
  ACCUMULATED DEFICIT                                                         (72,852)      (543,795)
                                                                           ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                                             $3,301,276     $2,735,398
                                                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $4,364,644     $3,953,100
                                                                           ==========     ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)



                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                     JUNE 30         JUNE 30        JUNE 30         JUNE 30
                                       1997           1996           1997            1996
                                   -----------     -----------    -----------     -----------
REVENUES                           $ 3,050,876     $ 2,765,795    $ 5,881,456     $ 4,986,240
INTEREST INCOME                          1,531             466          3,063           2,028
                                   -----------     -----------    -----------     -----------
                                   $ 3,052,407     $ 2,766,261    $ 5,884,519     $ 4,988,268
                                   -----------     -----------    -----------     -----------
OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED         $ 2,207,314     $ 2,135,674    $ 4,270,360     $ 4,071,599
PROVISION FOR DOUBTFUL ACCOUNTS              0               0              0               0
GENERAL AND ADMINISTRATIVE             392,287         322,376        803,865         588,207
INTEREST                                10,738           6,859         27,365          12,576
MINORITY INTEREST                      (11,883)              0        (22,376)              0
                                   -----------     -----------    -----------     -----------
                                     2,598,456       2,464,909      5,079,214       4,672,382
                                   -----------     -----------    -----------     -----------
INCOME BEFORE INCOME TAXES             453,951         301,352        805,305         315,886
INCOME TAXES                           185,854          46,631        334,361          51,631
                                   -----------     -----------    -----------     -----------
NET INCOME                         $   268,097     $   254,721    $   470,944     $   264,255
                                   ===========     ===========    ===========     ===========
NET INCOME
PER COMMON SHARE                   $      0.04     $      0.04    $      0.07     $      0.04
                                   ===========     ===========    ===========     ===========




See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                               SIX MONTHS ENDING
                                                            JUNE 30         JUNE 30
                                                              1997            1996
                                                          -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                              $   470,944     $   264,255
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                              38,545          11,099
      Minority Interest                                       (22,376)         (6,174)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net               (908,372)       (542,528)
        (Increase) in prepaid expenses                        (23,604)         (8,787)
        (Increase) in deposits and other assets                (4,957)              0
        Increase in accounts payable                           41,550          74,557
        Increase in accrued liabilities                       321,426         170,079
                                                          -----------     -----------
          CASH AND CASH EQUIVALENTS
          (USED) BY OPERATING ACTIVITIES                      (86,844)        (37,499)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                           (45,312)         (3,868)
  Proceeds from sale of furniture & equipment                       0             163
  Deferred acquisition costs                                        0        (132,187)
                                                          -----------     -----------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                     (45,312)       (135,892)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                           0          41,438
  Note payable from bank                                     (400,000)         74,334
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED BY
                     FINANCING ACTIVITIES                    (400,000)        115,772

 (DECREASE) IN CASH AND CASH EQUIVALENTS                     (532,156)        (57,619)

Cash and cash equivalents at beginning of period            1,113,809         170,932
                                                          -----------     -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   581,653     $   113,313
                                                          ===========     ===========



See notes to financial statements.

OPTIMUMCARE CORPORATION
-----------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1997
NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At June 30, 1997, the Company has unused Federal and State net operating loss carryforwards of approximately $95,000 which begin to expire in 2003. The provision for Federal and State income taxes is computed on annualized taxable income at current rates after giving effect to the Federal net operating loss carryforward. At June 30, 1996 the Company had unused Federal and State net operating loss carryforwards of approximately $1,179,000 and $16,000 respectively.

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding (giving effect to common stock equivalents arising from stock options) of 7,178,342 and 6,603,654 for the three months ended June 30, 1997 and June 30, 1996, and 7,138,361 and 6,580,337 for the six months ended June 30, 1997 and June 30, 1996 respectively. The weighted average number of common shares outstanding has been retroactively restated for the three and six month period ended June 30, 1996 to reflect the 20% stock dividend issued in October 1996. Common share equivalents arising from stock options were not restated as anti-dilution rights were not granted to the option holders.

Management's Discussion and Analysis of Financial Condition and Results of Operation

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 1997 and December 31, 1996, the Company's working capital was $2,804,872 and $2,273,094 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows used in operations were ($86,844) and ($37,499) for the periods ended June 30, 1997 and 1996, respectively. The decrease was primarily attributable to an increase in one programs accounts receivable. This decrease was partially offset by an increase in net income and an increase in accrued liabilities.The receivable increase is due to an increase in the age of receivables outstanding from one hospital from approximately 45 days at June 30, 1996 to approximately 120 days at June 30, 1997. The Company believes that the receivable from this hospital is fully collectible and warrants no reserve for uncollectibility at June 30, 1997. The increase in accrued liabilities is due to Federal and State income taxes estimated but not required to be paid until year end, due to the Company's reliance on the prior year's tax liability method of paying estimated taxes.

Cash flows used in investing activities were ($45,312) and ($135,892) for the periods ended June 30, 1997 and 1996, respectively. Funds used for the period ending June 30, 1997 were expended for office furniture and equipment. Funds used for the period ending June 30, 1996 were expended for acquisition costs incurred in connection with the acquisition of a 70% interest in the contracts of Professional Care Source, Inc., through the formation of a limited liability company on April 24, 1996.

The cash flows used in financing activities were ($400,000) and $115,772 for the periods ended June 30, 1997 and 1996, respectively. The decrease was due to pay downs on the Company's line of credit agreement with a bank during 1997. The line of credit was renegotiated during May, 1997 for a maximum indebtedness of $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. The line of credit expires May 1, 1998. As of July 21, 1997 approximately $1,254,188 is available for future draws under the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1997 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Company operated fourteen (14) programs during the three months ended June 30, 1997 and fifteen (15) programs during the three months ended June 30, 1996. Net revenues were $3,050,876 and $2,765,795 for the three months ended June 30, 1997 and 1996, respectively. The increase in revenues in 1997 over 1996 is due to a higher census at operating programs among periods. This is particularly true for one partial hospitalization program which the Company began managing in April of 1996.

Cost of services provided were $2,207,314 and $2,135,674 for the three months ended June 30, 1997 and 1996 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods.

Selling, general and administrative expenses for the three months ending June 30, 1997 have increased over the three months ending June 30, 1996 due to increased executive wages based on profit oriented incentive bonus programs and the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program, to the Executive Vice President/Chief Operating Officer of the Company.

Net income was $268,097 and $202,847 for the three months ending June 30, 1997 and 1996, respectively. The increase was primarily attributable to revenue growth, generated by increased patient volume causing gross profit to rise favorably, and disproportionately to the increase in the costs of services provided.

The Company does not know of any events which are likely to materially change the costs of operating its programs individually; however, plans to expand the number of operating programs do exist.

During February 1997 the Company formed a strategic alliance with Galaxy Health Care of Miami, Florida to develop community mental health centers in the southwest, southeast and northeast regions of the country over a three year period. To date, agreements have been signed to operate programs in California, Nevada, Tennessee and Oregon. The California programs are expected to involve a relicensure of existing sites currently licensed with one hospital. Locations have been recently secured for the programs in Nevada and Oregon. The Company expects that programs should be operational within 90 days of securing the program site. However, the nature and extent of state licensing requirements can vary, which may alter management time line estimates.

In addition, the Company has continued to provide a larger scope of services to its customers for a greater management fee. Census increase due to the maturity of existing programs and changes in fee services of programs have caused revenues to increase significantly, and gross profit to rise favorably and disproportionately due to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs could be disproportionately high which would adversely impact the results of operations and the Company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting only four (4) hospitals and two community mental health centers, the loss of any of its customers could have a significant adverse effect on the Company's operations.

As previously stated, the Company's revenue is expected to increase during the remainder of 1997 due to the expansion in the number of operational programs. Marketing plans for expanding the volume of the business by obtaining new contracts for programs and expanding the scope of mental health services offered continue to exist. It is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion.

The Company exhausted the majority of its net operating loss carryforwards during 1996. Consequently in 1997, the Company is required to provide for all federal and state income tax expense at the applicable statutory rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30,
1996

Net revenues increased 18% for the six months ended June 30, 1997 over the comparable six months ended June 30, 1996.

The Company had fourteen (14) operational Programs during the six month period ended June 30, 1997 and fifteen (15) operational programs during the six month period ended June 30, 1996. The increase in net revenues among comparative periods is due to the increase census at operating programs which existed at both periods. This is particularly true for one partial hospitalization program which the Company began managing in April of 1996.

While there was an increase in revenue among comparative periods, there has also been a corresponding increase in the cost of services provided. These increases primarily stem from treating the increase in patient volume among periods.

The increase in general and administrative expenses is primarily attributable to increased executive wages based on profit orientated incentive bonus programs and the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program, to the Executive Vice President/Chief Operating Officer of OptimumCare Corporation.

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1                     LEGAL PROCEEDINGS
------                     -----------------

                           Not applicable.

ITEM 2                     CHANGES IN SECURITIES
------                     ---------------------

                           Not applicable.

ITEM 3                     DEFAULTS UPON SENIOR SECURITIES
------                     -------------------------------

                           Not applicable.

ITEM 4                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------                     ---------------------------------------------------

                           Not applicable.

ITEM 5                     OTHER INFORMATION
------                     -----------------

                           Not applicable.

ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K
------                     --------------------------------

                           Not applicable.

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

                                                         OPTIMUMCARE CORPORATION
                                                         A Delaware Corporation

Dated July 30, 1997                             By:      EDWARD A. JOHNSON

                                                         Edward A. Johnson
                                                         President & Principal
                                                         Financial Officer