Form 10-Q
period 1997-09-30
OPTIMUMCARE CORP /DE/
filed 1997-11-05
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-17401

                             OPTIMUMCARE CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

             Delaware                                    33-0218003
-------------------------------                    ----------------------
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                  92677
-------------------------------                    ----------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Number of Shares Outstanding
                 -----                           ----------------------------
                                                    at September 30, 1997
                                                    ---------------------
      Common Stock, $.001 par value                      6,895,411

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I  FINANCIAL INFORMATION
------  ---------------------

                                                                     Page
                                                                     ----

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of September 30, 1997 and                   3
        December 31, 1996

        Statements of Income for the Three Months and Nine Months     4
        Ended September 30, 1997 and 1996

        Statements of Cash Flows for the Three Months and Nine        5
        Months Ended September 30, 1997 and 1996

        Notes to Financial Statements                                 6

Item 2. Management's Discussion and Analysis of                       8
        Financial Condition and Results of Operations


PART II OTHER INFORMATION                                            10
-------------------------


SIGNATURE                                                            11

OPTIMUMCARE CORPORATION
BALANCE SHEETS

(UNAUDITED)                                                     SEPTEMBER 30        DECEMBER 31
                                                                    1997                1996
                                                                -----------         -----------
ASSETS
CURRENT ASSETS
  CASH                                                          $   719,753         $ 1,113,809
  ACCOUNTS RECEIVABLE, NET                                        3,312,789           2,389,019
  PREPAID EXPENSES                                                   38,997              15,175
                                                                -----------         -----------
      TOTAL CURRENT ASSETS                                        4,071,539           3,518,003

  NOTES RECEIVABLE FROM OFFICER                                     155,000             155,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $80,439 AT SEPTEMBER 30, 1997
    AND $52,135 AT DECEMBER 31, 1996                                 92,004              73,496

DEPOSITS AND OTHER ASSETS                                            42,771              29,922


INTANGIBLES LESS ACCUMULATED AMORTIZATION OF $57,479
  AT SEPTEMBER 30, 1997 AND $27,050 AT DECEMBER 31, 1996            145,399             175,828

TRADENAME, LESS ACCUMULATED AMORTIZATION
  OF $1,377 AT SEPTEMBER 30, 1997 AND $1,224 AT
    DECEMBER 31, 1996                                                   698                 851

                                                                -----------         -----------
      TOTAL ASSETS                                              $ 4,507,411         $ 3,953,100
                                                                ===========         ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                              $   294,328         $   227,289
  ACCRUED LIABILITIES                                               593,818             371,808
  LINE OF CREDIT                                                    145,812             645,812
                                                                -----------         -----------
      TOTAL CURRENT LIABILITIES                                   1,033,958           1,244,909

MINORITY INTEREST                                                   (61,720)            (27,207)

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 6,895,411 SHARES
    ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1997
    AND 6,786,218 SHARES ISSUED AND
    OUTSTANDING AT DECEMBER 31, 1996                                  6,895               6,786
  PAID-IN-CAPITAL                                                 3,347,233           3,272,407
  ACCUMULATED DEFICIT                                               181,045            (543,795)
                                                                -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                $ 3,535,173         $ 2,735,398
                                                                -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 4,507,411         $ 3,953,100
                                                                ===========         ===========


See notes to financial statements

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                       SEPTEMBER 30        SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                                           1997               1996                1997               1996
                                       -----------         -----------        -----------         -----------

REVENUES                               $ 3,076,658         $ 2,950,861        $ 8,958,114         $ 7,937,101
INTEREST INCOME                              1,926               1,626              4,989               3,654
                                       -----------         -----------        -----------         -----------
                                       $ 3,078,584         $ 2,952,487        $ 8,963,103         $ 7,940,755
                                       -----------         -----------        -----------         -----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED             $ 2,302,422         $ 2,179,571        $ 6,572,782         $ 6,251,170
PROVISION FOR DOUBTFUL ACCOUNTS                  0                   0                  0                   0
GENERAL AND ADMINISTRATIVE                 396,625             321,147          1,200,490             909,354
INTEREST                                     3,205               6,775             30,570              19,351
MINORITY INTEREST                          (12,137)                  0            (34,513)                  0
                                       -----------         -----------        -----------         -----------
                                         2,690,115           2,507,493          7,769,329           7,179,875
                                       -----------         -----------        -----------         -----------
INCOME BEFORE INCOME TAXES                 388,469             444,994          1,193,774             760,880

INCOME TAXES                               134,573              44,551            468,934              96,182
                                       -----------         -----------        -----------         -----------
NET INCOME                             $   253,896         $   400,443        $   724,840         $   664,698
                                       ===========         ===========        ===========         ===========

NET INCOME
PER COMMON SHARE                       $      0.04         $      0.06        $      0.10         $      0.10
                                       ===========         ===========        ===========         ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                     NINE MONTHS ENDING
                                                              SEPTEMBER 30        SEPTEMBER 30
                                                                  1997               1996
                                                              -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                  $   724,840         $   664,698
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                  58,886               9,263
      Minority Interest                                           (34,513)            (17,773)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net                   (923,770)           (630,900)
        (Increase) in prepaid expenses                            (23,822)            (28,827)
        (Increase) in deposits and other assets                   (12,849)                  0
        Increase in accounts payable                               67,039              74,462
        Increase in accrued liabilities                           296,945             232,458
                                                              -----------         -----------
          CASH AND CASH EQUIVALENTS
          PROVIDED BY OPERATING ACTIVITIES                        152,756             303,381


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                               (46,812)             (3,868)
  Proceeds from sale of furniture & equipment                           0                 162
  Deferred acquisition costs                                            0            (134,013)
                                                              -----------         -----------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                         (46,812)           (137,719)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                               0             292,176
  Note payable from bank                                         (500,000)             77,334
                                                              -----------         -----------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED BY
                     FINANCING ACTIVITIES                        (500,000)            369,510

 (DECREASE) IN CASH AND CASH EQUIVALENTS                         (394,056)            535,173

Cash and cash equivalents at beginning of period                1,113,809             170,932
                                                              -----------         -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   719,753         $   706,105
                                                              ===========         ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE B -- INCOME TAXES

The provision for income taxes represent current Federal and State income taxes. At September 30, 1997, the Company has unused Federal and State net operating loss carryforwards of approximately $127,000 which begin to expire in 2003. The provision for Federal and State income taxes is computed on annualized taxable income at current rates after giving effect to the Federal net operating loss carryforward. At September 30, 1996 the Company had unused Federal and State net operating loss carryforwards of approximately $1,179,000 and $16,000 respectively.

NOTE C -- NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding giving effect to common stock equivalents arising from stock options) of 7,208,517 and 6,187,781 for the three months ended September 30, 1997 and September 30, 1996, and 7,173,422 and 6,449,485 for the nine months ended September 30, 1997 and September 30, 1996 respectively. The weighted average number of common shares outstanding has been retroactively restated for the three and nine month period ended September 30, 1996 to reflect the 20% stock dividend issued in October 1996. Common shares equivalents arising from stock options were not restated as anti-dilution rights were not granted to the option holders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

Management's Discussion and Analysis of Financial Condition and Results of Operation contains statements which are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effects of changing economic and competitive conditions, government regulation which may affect facilities, licensing, healthcare reform which may affect payment amounts and timing, availability of sufficient working capital, program development efforts and timing and market acceptance of new programs which may affect future sales growth and/or costs of operations.

MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 1997 and December 31, 1996, the Company's working capital was $3,307,581 and $2,273,094 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows provided by operations were $152,756 and $303,481 for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease was primarily attributable to an increase in one programs accounts receivable. This decrease was partially offset by an increase in net income and an increase in accrued liabilities. The receivable increase is due to an increase in the age of receivables outstanding from one program at one hospital from approximately 50 days at December 31, 1996 to approximately 100 days at September 30, 1997. The Company believes that the receivable from this hospital is fully collectible and warrants no reserve for uncollectibility at September 30, 1997. The increase in accrued liabilities from December 31, 1996 to September 30, 1997 is due to Federal and State income taxes estimated but not required to be paid until year end, due to the Company's reliance on the prior year's tax liability method of paying estimated taxes.

Cash flows used in investing activities were ($46,812) and ($137,719) for the periods ended September 30, 1997 and 1996, respectively. Funds used for the period ending September 30, 1997 were expended for office furniture and equipment.

The decrease in indebtedness among the periods ended September 30, 1997 and 1996 was due to pay downs on the company's line of credit agreement with a bank during 1997. The line of credit was renegotiated during May, 1997 for a maximum indebtedness of $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. The line of credit expires May 1, 1998. As of October 22, 1997 approximately $1,354,188 is available for future draws under the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1997 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company operated thirteen (13) programs during the three months ended September 30, 1997 and fifteen (15) programs during the three months ended September 30, 1996. Net revenues were $3,076,658 and $2,950,861 for the three months ended September 30, 1997 and 1996, respectively. The increase in revenues in 1997 over 1996 is due to a higher census at operating programs among periods. This is particularly true for one partial hospitalization program which the Company began managing in January of 1996.

Cost of services provided were $2,302,422 and $2,179,571 for the three months ended September 30, 1997 and 1996 respectively. The increase in the cost of services provided among periods is primarily due to the increase in treating patient volume among periods.

Selling, general and administrative expenses for the three months ending September 30, 1997 have increased over the three months ending September 30, 1996 due to the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program, to the Executive Vice President/Chief Operating Officer of the Company and an increase in insurance expenses associated with the Company's growing revenues and wages.

Net income was $253,896 and $400,443 for the three months ending September 30, 1997 and 1996, respectively. The decrease was primarily attributable to the increase in income tax expense due to the Company's utilization of previous net operating loss carryforwards in the prior year.

The Company does not know of any events which are likely to materially change the costs of operating its programs individually; however, plans to expand the number of operating programs do exist.

During February 1997 the Company formed a strategic alliance with Galaxy Health Care of Miami, Florida to develop community mental health centers in the southwest, southeast and northeast regions of the country over a three year period. To date, agreements have been signed to operate programs in California, Nevada, Tennessee and Oregon. The California programs are expected to involve a relicensure of existing sites currently licensed with one hospital. One relicensure occurred during August, 1997. Plans for opening additional programs in Arizona, Florida and Washington also exist. Locations have been recently secured for the programs in Nevada and Oregon. The Company expects that programs should be operational within 90 days of securing the program site. However, the nature and extent of state licensing requirements can vary, which may alter management time line estimates.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues increased 13% for the nine months ended September 30, 1997 over the comparable nine months ended September 30, 1996.

The Company had fourteen (14) operational Programs during the nine month period ended September 30, 1997 and fifteen (15) operational programs during the nine month period ended September 30, 1996. The increase in net revenues among comparative periods is due to the increase census at operating programs which existed at both periods. This is particularly true for two partial hospitalization programs which the Company began managing in 1996.

While there was an increase in revenue among comparative periods, there has also been a corresponding increase in the cost of services provided. These increases primarily stem from treating the increase in patient volume among periods.

The increase in general and administrative expenses is primarily attributable to increased executive wages based on profit orientated incentive bonus programs, the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program, to the Executive Vice President/Chief Operating Officer of OptimumCare Corporation and an increase in insurance expenses associated with the Company's growing revenues and wages.

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


                                       OPTIMUMCARE CORPORATION
                                       A Delaware Corporation


Dated November 4, 1997                 By:  EDWARD A. JOHNSON
                                            Edward A. Johnson
                                            President & Principal
                                            Financial Officer