Form 10-K405
period 1997-12-31
OPTIMUMCARE CORP /DE/
filed 1998-03-30
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ___________ to _______________ Commission file number 0-17401 Commission File Number: 0-17401


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

                                            Name of Each Exchange on
Title of Each Class                         Which Registered
-------------------                         ----------------
None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X    NO ____

The aggregate market value of the voting stock held by non-affiliates of the Company on February 17, 1998 (5,685,080 shares of Common Stock) was $5,326,920 based on the average bid and asked price of the Company's voting stock on February 17, 1998.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of February 17, 1998 was:

                       Common Stock,  -    6,902,611 shares
                       $.001 par value

Documents Incorporated by Reference


None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


* This value is not intended to make any representation as to value or worth of the Company's shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

                                     PART I

        ITEM 1 - BUSINESS

        (a) General Development of Business
        OptimumCare Corporation (the "Company") was incorporated in California on November 25, 1986 and was reincorporated in Delaware on June 29, 1987. In mid-1987, the Company commenced the development and marketing of health care facility-based programs ("Programs") to be managed by the Company primarily for the treatment of depression and certain other mental health disorders ("PsychPrograms"), as well as programs for alcohol and drug abuse ("Treatment Programs"). After the Company obtains a contract for the establishment of one or more Programs at a host health care facility, the Company recruits and trains the staff needed to operate its programs. Typically, the host health care facility provides a specified number of beds for the Program, as well as all other support services required for the operation of the Program, including nursing, dietary, housekeeping, billing and other administrative functions. The Company recruits and trains the staff to operate the Program. The Company's staffing of a Program will usually include a medical director, a program director, a psychologist, a chief therapist and one or more counselors or social workers.

        Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a per patient management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility, and in some instances, a fixed monthly administrative fee and reimbursement of certain direct program costs. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. The health care facility pays the Company a fixed inpatient management fee per patient which averages $190 per patient inpatient day or in some cases, a reimbursement of direct costs plus a monthly administrative fee. The health care facility pays the Company a fixed outpatient management fee per visit which averages $120 per outpatient visit or in some cases, a percentage of collected revenues or a reimbursement of direct costs plus a monthly administrative fee for partial hospitalization contracts. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

        As of March 19, 1998, the Company has twelve (12) Programs that are hosted by four (4) hospitals and one community mental health center:
        Four PsychPrograms through Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, two PsychPrograms at St. Francis Medical Center, Lynwood, California, two PsychPrograms through Sherman Oaks Hospital and Health Center, Sherman Oaks, California, two PsychPrograms at Mission Community Hospital, San Fernando, California, and one PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona.

        On February 13, 1997 OptimumCare formed a strategic alliance with Galaxy Health Care, Inc. (Galaxy) of Miami, Florida to develop community mental health centers (CMHC's) in the southwest, southeast, and northeast regions of the country over a three year period. CMHC's are community based, free-standing mental health treatment facilities which provide broad based outpatient psychiatric and psychological care for patients with mental illness and substance abuse problems. The alliance was intended to join together CMHC's, psychiatric providers, regional hospitals and primary care physicians in various regions of the country. During 1997, the Company entered into two 90 day consulting agreements with Galaxy for the operation of two partial hospitalization PsychPrograms in Tampa and Margate, Florida. Also during 1997, one partial hospitalization PsychProgram located in Long Beach, California was relicensed through Galaxy. Sites for facilities in Las Vegas, Nevada and Portland, Oregon were also secured. On March 19, 1998 the Company and Galaxy agreed to terminate the agreements for these three sites. During 1998, an insurance reimbursement audit of Galaxy's Florida treatment sites placed Galaxy under severe working capital constraints. At December 31, 1997 the Company has reserved approximately $560,000 against the receivables generated by the Galaxy alliance primarily due to the delay in Galaxy billing for services rendered at the Long Beach facility. The Company has a security interest in the receivables of the Long Beach facility which approximates $425,000 at year end. The Company is currently seeking another host for the Long Beach facility.

        On April 19, 1996 the Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. through the formation of OptimumCare Source, LLC (the LLC). OptimumCare Source, LLC provides management and other behavioral health services to skilled nursing and other similar bed & board facilities. As of February 17, 1998 the LLC has 10 contracts with the following facilities: Anaheim Healthcare Center, Anaheim, California; Care More Board & Care, Pacoima, California; Extended Care of Riverside, Riverside, California; Fountain Care Center, Orange, California; Garden Park Care Center, Garden Grove, California; North Valley Nursing Center, Tujunga, California; Paramount Convalescent Hospital, Paramount, California; Sun Mar Nursing Center, Anaheim, California; Sunset Manor Convalescent Hospital, El Monte, California; and Unicare, Garden Grove, California. During the fourth quarter, due to continued insignificant revenues, net losses and negative cash flow, the Company determined that the unamortized goodwill of $135,255 associated with the purchase of the interest in OptimumCare Source, LLC had little if any future value. Accordingly, the Company recorded a charge to earnings for the unamortized balance.

        (b) Financial Information About Industry Segments
        The Company operates in one industry segment which is the development, marketing and operation of Programs.

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

      Regulatory Matters

      Many of the hospitals the Company contracts with have a large number of Medicare and Medicaid patients. It is unknown, whether in the future other contracts or programs will be dependent on a disproportionate amount of Medicare/Medicaid patients. However, the Company has negotiated with these hospitals whereby it is paid either a flat per diem rate or a per diem rate with a hold back for days ultimately denied. Thus, the Company is not directly dependent on Medicare or Medicaid for payment under its current contracts.

      The healthcare facilities rely upon payment from Medicare. The healthcare facilities are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the health care facilities submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The healthcare facilities seek reimbursement of the Company's management fees from these fiscal intermediaries as part of their overall payments from Medicare.

      Pending legislative proposals revising Medicare/Medicaid reimbursement, if enacted, could have a negative effect on the revenues of the hospitals with which the Company contracts. Generally, the Company's agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company's revenues may be impacted by changes to Medicare/Medicaid policies.

      Medicare is part of a federal health program which is administered by the U.S. Department of Health and Human Services which has established Health Care Financing Administration ("HCFA") to promulgate rules and regulations governing Medicare and the benefits associated therewith.

      All of the programs managed by the Company are treated as "provider based" programs by HCFA. This designation is important since partial hospitalization services are covered only when furnished by a "provider", i.e., a hospital or a CMHC. To the extent the partial hospitalization programs are not located in a site which is deemed by HCFA to be "provider-based", there would not be Medicare coverage for the services furnished at the site under Medicare's partial hospitalization benefit. In August, 1996, HCFA published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider-based" programs. While management believes that the facilities in which its programs operate qualify as "provider based" programs, the proper interpretation and application of these criteria are not entirely clear, and there is a risk that some of the sites managed by the Company could be found not to be "provider-based".

      Historically, CMHC's, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHC's to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that the CMHC which contracts with the Company should be found to be in compliance with the applicable requirements.

      Currently proposed legislation would implement a prospective payment system for all outpatient hospital services for the calendar year beginning January 1, 1999. While the actual reimbursement rates have not been determined and thus their effect, positive or negative, is unknown, the Company may need to negotiate modifications to its contracts if such legislation is enacted.

      The amount paid by Medicare is the provider's reasonable cost less a "coinsurance" of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent.

      If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as allowable Medicare bad debts. The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since many of the patients in programs managed by the Company are indigent or have very limited resources. The reduction in allowable Medicare bad debts could have a materially adverse impact on Medicare reimbursement to the healthcare facilities for which the Company provides services and could further result in the restructuring or loss of contracts with the Company.

      To the extent that healthcare facilities which contract with the Company for management services suffer material losses in Medicare payments, there is a greater risk to the Company of non-payment, and a risk that the healthcare facilities will terminate or not renew their contracts with the Company. Thus, even though the Company does not submit claims to Medicare, it may be adversely affected by reductions in Medicare payments or other Medicare policies.

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

        (vi) Working Capital Items

        The Company expects to experience an initial one-time maximum delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities. However, this delay may vary as in the case of the Galaxy relicensure of the Long Beach facility during 1997.

        (vii) Dependence on a Few Customers

        The Company presently has twelve (12) Programs operating through four
        (4) hospitals and one community mental health center. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such event could have a material adverse effect on the Company. During 1997, one termination required a reserve for uncollectibility of approximately $560,000.

        (viii) Backlog

        Inapplicable.

        (ix) Government Contracts

        Inapplicable.

        (x) Competition

        The Company competes with other health care management companies for contracts with acute care hospitals. Also, the Company's Programs will compete for patients with the programs of other hospitals and other health care facilities. The success of the Company's Programs is also dependent on its ability to establish relationships with sources of patient referrals.

        The Company's principal competitors include Charter Medical Corporation, Community Psychiatric Centers, Comprehensive Care Corporation, Mental Health Management, PMR Corporation and Horizon Health Services, most of which have greater financial and other resources and more experience than the Company. In addition, some health maintenance organizations ("HMOs") offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, nor coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

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

        Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. However, recent legislation has begun to recognize the need for placing mental health illness on par with other physical ailments. For example, new federal legislation effective in 1998, (the Kennedy-Kassebaum bill), mandates parity with other reimbursable medical services for those who receive behavioral health care. This new law raised the lifetime cap from the current $50,000 level to $1 million. The Company is practiced in administrating "managed care type" programs and is familiar with the pressures of improving productivity and reducing costs.

        (xiii) Employees

        As of February 17, 1998, the Company employed 132 persons full-time and 77 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

       (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Inapplicable.

        ITEM 2 - PROPERTIES

        The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $1,800 which expires June 30, 1998. The Company leases an additional satellite corporate office in Playa Del Rey, California under a lease agreement providing for a monthly base rent of $2,550 from May 1, 1997 to October 31, 1998 and an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,100 which expires October 14, 1999. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

        The Company has also leased space under seven separate lease agreements for the operation of its outpatient partial hospitalization programs. Two agreements are on a month to month basis. The remaining agreements expire June 30, 2000, August 31, 2000, September 30, 2000, September 30, 2000 and August 14, 2002 respectively. Aggregate monthly payments total $27,942 of which $12,037 are fully reimbursed through subleases with the Company's host hospitals. It is expected that the expiring leases and subleases will be renewed on similar terms.

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

                                            High Bid                    Low Bid
1997:
Fourth Quarter                                1 7/16                      1 3/16
Third Quarter                                 1 3/8                       1 1/16
Second Quarter                                1 5/8                       1 1/8
First Quarter                                 2 3/16                      1 1/4


1996:
Fourth Quarter                                1 17/32                     1 1/16
Third Quarter                                 1 3/16                      1 9/32
Second Quarter                                1 1/16                        3/4
First Quarter                                 1 1/64                      2 3/32


        The listed prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The listed prices retroactively reflect the 20% stock dividend issued on October 18, 1996.

        (b) Holders

        The approximate number of holders of record each class of the Company's common equity securities as of the close of business on February 17, 1998 is set forth below:

                                                    Approximate
        Title of Class                             Number of Record Holders
        --------------                             ------------------------
        Common Stock, $.001 par value                        200


        The Company believes that there are approximately 838 beneficial owners of its common stock.

        (c) Dividends

        On October 18, 1996, the Company issued a dividend of two-tenths (.2) share for each share of the Company's common stock held by stockholders of record on October 1, 1996. The Board of Directors declared the stock dividend based on the Company's anticipated current year earnings. The Company accounted for the dividend by transferring from 1996 current year earnings and accumulated deficit to common stock and paid-in-capital an amount equal to the fair value of stock distributed as a dividend as of the date the dividend was declared.

        The Company has never paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

        The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, New York, New York.

        ITEM 6 - SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 1997 and December 31, 1996 and for each of the fiscal years in the three year period ended December 31, 1997 are derived from the Company's Financial Statements included elsewhere herein.

        A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Per share amounts for all periods presented have been restated to reflect the stock dividend.

                       STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31


                              1997                 1996                 1995                 1994                  1993
                           -----------          -----------          -----------          -----------          -----------
NET REVENUES               $12,089,398          $10,676,237          $ 6,027,122          $ 5,596,283          $ 3,825,613
                           -----------          -----------          -----------          -----------          -----------

NET INCOME                     454,350              876,716                2,070              465,045              365,189
                           -----------          -----------          -----------          -----------          -----------

BASIC EARNINGS*
PER SHARE OF
COMMON STOCK                       .07                  .14                  .00                  .08                  .06
                           -----------          -----------          -----------          -----------          -----------

DILUTED EARNINGS*
PER SHARE OF
COMMON STOCK                       .06                  .13                  .00                  .07                  .06
                           -----------          -----------          -----------          -----------          -----------

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                  6,870,049            6,237,751            5,892,824            5,871,660            5,865,920
                           -----------          -----------          -----------          -----------          -----------

TOTAL DILUTED
SHARES                       7,194,872            6,677,156            6,388,570            6,218,113            5,939,264
                           -----------          -----------          -----------          -----------          -----------

CASH DIVIDENDS
PER COMMON SHARE                     0                    0                    0                    0                    0
                           -----------          -----------          -----------          -----------          -----------


                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31


                           1997                1996                1995                1994                1993
                        ----------          ----------          ----------          ----------          ----------
TOTAL ASSETS            $3,921,171          $3,980,307          $2,059,537          $1,814,153          $1,299,215

CURRENT ASSETS           3,181,556           3,518,003           1,731,290           1,699,801           1,237,885

CURRENT
LIABILITIES                647,704           1,244,909             381,531             333,209             269,343


NET WORKING
CAPITAL                  2,533,852           2,273,094           1,349,759           1,366,592             968,542

LONG-TERM
OBLIGATIONS                      0                   0             166,000                   0                   0


*Earnings per share for all periods prior to 1997 have been restated to conform with the requirements of FASB Statement No. 128, "Earnings Per Share".

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

(a) Liquidity and Capital Resources

At fiscal year end 1997 and 1996, the Company's working capital was $2,533,852 and 2,273,094 respectively. The increase in working capital resulted from the growth in receivables arising from greater revenues among periods, and a decrease in the amount drawn under the Company's line of credit. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

In February, 1997 OptimumCare formed a strategic alliance with Galaxy Health Care, Inc. (Galaxy) of Miami, Florida to develop community mental health centers (CMHC's) in the southwest, southeast, and northeast regions of the country over a three year period. During August 1997, one partial hospitalization PsychProgram located in Long Beach, California was relicensed through Galaxy. Recently, an insurance reimbursement audit of Galaxy has required more attention than anticipated on the part of its senior management. This has placed Galaxy under severe working capital constraints. In fact, all Medicare program receivables due Galaxy, primarily for its Florida treatment sites, are being held, pending the outcome of its audit of those operations by their fiscal intermediary. This has also delayed payment of approximately $427,000 due OptimumCare for services performed at Galaxy's Long Beach, California facility, which is not being audited, and approximately $133,000 due OptimumCare for various other administrative and consulting services provided during the year. The Company has perfected a security interest in all funds due Galaxy arising from the operation of the Long Beach program. On March 19, 1998 the Company and Galaxy agreed to terminate the agreements for operating the Long Beach program and the proposed Las Vegas, Nevada and Portland, Oregon sites. The Company has reserved all amounts due from Galaxy due to its delay in billing charges for services rendered at the Long Beach facility and its ongoing financial problems.

Cash flows from operations were $438,559 for the year ended December 31, 1997, resulting primarily from income from operations, net of an increase in accounts receivable, and a decrease in accrued expenses.

Cash flows used in investing activities was $170,527 for the year ended December 31, 1997. Cash used in 1997 was due to an increase in a note receivable due from one officer and purchases of property and equipment.

The cash used in financing activities was $436,437 for the year ended December 31, 1997. The decrease was primarily due to $446,000 in paydowns on the Company's line of credit agreement with a bank. The line of credit was renegotiated during May, 1997 for a maximum indebtedness of $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. The line of credit expires May 1, 1998. As of February 17, 1998 approximately $1,500,000 is available for future draws under the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1998 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

(b) Results of Operations

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996.

The Company operated twelve (12) programs during the year ended December 31, 1997 and fifteen (15) programs during the year ended December 31, 1996. As of February 17, 1998, the Company currently has twelve (12) operating programs. These are composed of three inpatient and nine partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $12,089,398 and $10,676,237 for the years ended December 31, 1997 and 1996, respectively. The increase in revenues in 1997 over 1996 is due to the increase in patient volume among periods. This has occurred particularly at two partial programs which the Company began managing in 1996.

Cost of services provided were $8,894,987 and $8,313,317 for the years ended December 31, 1997 and 1996, respectively. The increase in the cost of services provided among years is primarily due to the increase in patient volume among years and an expanded scope of services provided in connection with certain contracts such as staffing, dietary, transportation and lease costs.

Selling, general and administrative expenses have increased over the prior year due to the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program and previously included in the costs of services provided, to the Executive Vice President/Chief Operating Officer of the Company. Also contributing to the increase are higher insurance expenses associated with the Company's growing revenues and wages.

The provision for uncollectible accounts increased from the prior year primarily due to a reserve placed on the Galaxy receivables previously discussed.

During the fourth quarter, due to insignificant revenues, continued net losses and negative cash flows, associated with OptimumCare Source, LLC the Company determined that the unamortized goodwill of $135,255 associated with the purchase of the interest in OptimumCare Source, LLC had little if any future value. Accordingly, the Company recorded a charge to earnings for the unamortized balance.

The Company's effective income tax rate increased to 36% from 12% in the prior year, due to the Company's utilization of its federal net operating loss carryforwards to offset 1996 taxable income.

Net income was $454,350 and $876,716 for the years ended December 31, 1997 and 1996, respectively. The decrease was primarily attributable to an increase in the provision for uncollectible accounts.

        The Company does not know of any events which are likely to materially change the costs of operating its Programs individually; however, plans to expand the number of operating programs do exist. Sites for Las Vegas, Nevada and Portland, Oregon have been secured for potential partial hospitalization programs. The Company is continuing all current service programs, and is exploring other expansion opportunities.

        The Company has continued to provide a larger scope of services to its customers for a greater management fee. During 1997, many of the new programs secured in 1996 matured. As a result, revenues continued to increase and gross profit continued to rise favorably and disproportionately due to the increase in costs for such programs. Conversely, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs will be disproportionately high which would adversely impact the results of operations and the company's available resources.

        The Company's revenue is expected to increase in 1998 due to the expansion in the number of operational programs. Marketing plans for expanding the volume of the business by obtaining new contracts for programs currently exist. However, it is uncertain at this time, to what extent the Company's fixed costs will be impacted by this expansion. In addition, the collectibility of 1998 revenues generated through the Galaxy alliance remains uncertain. Due to the Company's dependence on a relatively small customer base presently consisting of only four (4) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent auditors of the financial statements for the fiscal year ended December 31, 1997.

        The Company does not anticipate that the cost of addressing the year 2000 will be material to its financial position operating results or cash flows. However, it does appear that this is a major concern for its host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation to the Company is not yet known at this point in time.

        FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

        The Company operated fifteen (15) programs during the year ended December 31, 1996 and seventeen (17) programs during the year ended December 31, 1995. As of February 18, 1997, the Company currently has twelve (12) operating programs. These are composed of three inpatient and nine partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net Revenues were $10,676,237 and $6,027,122 for the years ended December 31, 1996 and 1995, respectively. The increase in revenues in 1996 over 1995 is due to the increase in patient volume among periods and the increase in patient volume among periods and the increase in management fees charged, due to an expanded scope of services the Company now provides to many of its customers. This has occurred particularly at those programs which the Company began managing in late 1995 and early 1996.

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

        Net income was $876,716 and $2,070 for the years ended December 31, 1996 and 1995, respectively. The increase was primarily attributable to revenue growth, generated by increased patient volume, and larger management fees, causing gross profit to rise favorably, and disproportionately, to the increase in the cost of services provided.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OPTIMUMCARE CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                               Page
                                                               Number
                                                               ------
Report of Independent Auditors                                   F-4

Consolidated Balance Sheets as of December 31,
      1997 and December 31, 1996                                 F-5

Consolidated Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995                     F-6

Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1997, 1996 and 1995               F-7

Consolidated Statements of Cash Flows for the
      year ended December 31, 1997, 1996 and 1995                F-8

Notes to Consolidated Financial Statements                       F-9 through F-19


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) and (b) Identification of Directors and Executive Officers

        The directors and executive officers of the Company are:

        NAME                                AGE                  POSITION
        Edward A. Johnson                   52            President, Principal Financial
                                                          Officer, Secretary and Chairman of the Board
        Gary L. Dreher                      51            Director

        Michael S. Callison                 59            Director, Vice President of
                                                          Corporate Development

        Jon E. Jenett                       45            Director

        Mulumebet E. Michael                49            Executive Vice President and
                                                          Chief Operating Officer

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

        Mr. Johnson's duties principally included the development of psychiatric and substance abuse programs for hospitals throughout the United States. From 1969 until August 1985, Mr. Johnson was employed in various positions with Comprehensive Care Corporation, a significant provider of management programs for psychiatric disorders and substance abuse. Mr. Johnson's most recent position at Comprehensive Care Corporation was the Executive Vice President of Operations. His principal duties were to develop and implement marketing systems for that company's programs. Mr. Johnson received a M.S. degree in Psychology and a B.A. degree in Business from Colorado State College and is licensed in California as a Marriage and Family Counselor.

        Mr. Dreher was elected to the Board of Directors during September, 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. He was recently named Vice President of Sales and Marketing for AMDL, an inventor and marketer of state-of-the-art diagnostic kits. Prior to this, Mr. Dreher was President of Medical Market International, a marketing and management services company he co-founded. Mr. Dreher also served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests, from 1992 to 1996.

        Mr. Callison was elected to the Board of Directors during September, 1993. He received his B.A. degree in Economics from the University of Puget Sound, Tacoma, Washington in 1966. In 1994, Mr. Callison was promoted to Vice President of Corporate Development. From 1990 to 1993, he was a sales and marketing consultant to the Company, assisting in business development and responsible for securing various key management contracts for the Company. From 1984 to 1990, Mr. Callison was a Senior Account Executive for the Hill-Rom Company, and President of The Pearl Source.

        Mr. Jenett was elected to the Board of Directors during December, 1995. He received his B.A. degree in Economics from Harvard College in 1974 and his M.B.A. from Stanford Business School in 1978. For the past six years, he has served as the Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public and private companies.

        Ms. Michael has been with the Company since 1993 in various management positions. She was promoted to Executive Vice President & Chief Operating Officer in 1997. Ms. Michael is a Licensed Registered Nurse. Prior to joining the Company, she was the Nursing Director at Brotman Medical Hospital from 1983 to 1993.

        Section 16(a) Beneficial Ownership Reporting Compliance

        No director, officer or beneficial owner of ten percent (10%) or more of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal year as disclosed in Forms 3 and 4 amendments thereto furnished to the Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and any written representation that no Form 5 was required.

        (f) Involvement in Certain Legal Proceedings

        Inapplicable.

        ITEM 11 - EXECUTIVE COMPENSATION

        (a) (b) Cash Compensation

        The following table sets forth the elements of compensation paid, earned or awarded for the named individuals. All aspects of executive compensation is determined by the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------------

                                  ANNUAL COMPENSATION                        AWARDS               PAYOUTS
--------------------------------------------------------------------------------------------------------------------------------
NAME &                                                   OTHER                       (#)                         ALL OTHER
PRINCIPAL                                                ANNUAL      RESTRICTED      OPTIONS      PAYOUTS        COMPEN-
POSITION          YEAR          SALARY($)    BONUS($)    COMPEN-     STOCK           /SARs        ($)            SATION ($)
                                                         SATION($)   AWARDS($)
--------------------------------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON, 1997           $144,000    $127,474                               0                            $17,526 (1)(2)
 PRESIDENT         1996            144,000     123,234                               200,000                       16,736 (1)(2)
                   1995            144,000      40,259                                50,000                       11,602 (1)(2)

MULUMEBET G.       1997           $156,180    $113,027                               0
MICHAEL            1996            142,167      56,272                               175,000
 EXECUTIVE VICE    1995            103,433      30,833                                25,000
 PRESIDENT & CHIEF
 OPERATING OFFICER

                   1997           $ 58,020    $ 62,868                                0
HELEN TVELIA       1996             55,500      56,733                                25,000
 PROGRAM           1995             55,500      33,504                                25,000
 DIRECTOR


#       NUMBER OF UNITS

$       DOLLAR AMOUNTS

(1)     CAR ALLOWANCE

(2)     LIFE INSURANCE PREMIUMS


        Other Compensation

        In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

        Compensation Pursuant to Plans

        Stock Option Plans

        1987 Plan

        The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provides for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under
        Section 422A of the Internal Revenue Code of 1986. The Plan terminates on July 28, 1997. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 25,000 shares were exercised during fiscal year ended December 31, 1997. There are currently 125,000 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

        1994 Plan

        On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's common stock were reserved for issuance pursuant to the plan. No options to purchase shares were exercised during fiscal year ended December 31, 1997. There are currently 200,000 shares subject to option outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

        Other Options
        The Company granted options to purchase 48,000 shares of common stock to various officers, directors, employees and consultants of the Company during 1997. These options are not currently registered under a formal stock option plan.

        During 1997, no other options previously granted were exercised.

        (c)  Options/SAR Grants in Last Fiscal Year

        Inapplicable.

        (d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table summarizes options and SARs exercised during 1997, and presents the value of unexercised options and SARS held by the named individuals at fiscal year end:


                                                                                                                      VALUE OF
                                                                                      NUMBER OF             UNEXERCISED IN-THE-
                                                                                    UNEXERCISED              MONEY OPTIONS/SARs
                          SHARES ACQUIRED ON                                    OPTIONS/SARs AT              AT FISCAL YEAR-END
         NAME             EXERCISE (#)             VALUE REALIZED ($)       FISCAL YEAR-END (#)                            ($)*
-------------------------------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON                    0                        0                         250,000                         18,575
-------------------------------------------------------------------------------------------------------------------------------
MULU G. MICHAEL                      0                        0                         200,000                            675
-------------------------------------------------------------------------------------------------------------------------------
HELEN TVELIA                         0                        0                          75,000                          8,163
===============================================================================================================================

        * The difference between fair market value at February 17, 1998 and the exercise price.

        ** 100,000 of options vest over five years, 20,000 of which are exercisable at 12/31/97.

        (g)  Compensation of Directors

        Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Michael S. Callison received $66,000 of wages as Vice President of Corporate Development in 1997. Mr. Dreher received $12,000 in marketing fees during 1997 for the marketing of the Company's programs to the hospitals during 1997.

        (k)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
        The entire Board of Directors is responsible for determining the Chief Executive Officer's compensation. The Board's philosophy has been to offer a stable base salary plus a monthly bonus based on a percentage of corporate monthly profits before income taxes.

        The committee's approach to base compensation is to offer competitive salaries in comparison with market practices. However, base salaries have become a relatively smaller element in the total executive officer compensation package as the Company has introduced incentive compensation programs which it believes reinforce strategic performance objectives.

        (L)  STOCK PERFORMANCE GRAPH
        The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 1997 as well as the U.S. NASDAQ stock market index and the S&P Hospital Management Index.

        The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

                             OPMC              S&P               NASDAQ
        DEC 31, 1992         100               100              100
        DEC 31, 1993         304               149              115
        DEC 31, 1994         416               157              111
        DEC 31, 1995         600               220              155
        DEC 31, 1996         733               258              191
        DEC 31, 1997         700               225              232


Note: The stock performance graph assumes $100 was invested on January 1, 1992.

        ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

        (a) and (b) Security Ownership
        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 17, 1998, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

                                AMOUNT & NATURE OF
       NAME (1)               BENEFICIAL OWNERSHIP                PERCENT OF CLASS
       --------               --------------------                ----------------
EDWARD A. JOHNSON                   911,820 (2)                        12.6%
MICHAEL S. CALLISON                 561,000 (3)                         8.0%
GARY L. DREHER                      261,245 (4)                         3.7%
JON E. JENETT                       134,000 (5)                         1.9%
ALL OFFICERS AND
DIRECTORS AS A GROUP (5
PERSONS)                            2,192,531 (6)                       24.7%

        (1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, South Laguna, CA 92677; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92686; Mr. Jenett - 8 South Vista De La Luna, South Laguna, CA 92677.

        (2) Includes presently exercisable options to purchase 350,000 shares of Common Stock. All shares are directly owned, except for 1,350 shares held indirectly through an individual retirement account.

        (3) Includes presently exercisable options to purchase 75,000 shares of Common Stock directly held, 480,000 shares held through a revocable living trust and 6,000 shares held as custodian for five of Mr. Callison's grandchildren.

        (4) Includes presently exercisable options to purchase 150,000 shares of Common Stock and 42,390 shares directly held, with 64,210 shares held indirectly through an individual retirement account and 4,645 held indirectly through an individual retirement account of Mr. Dreher's spouse.

        (5) Includes presently exercisable options to purchase 100,000 shares of Common Stock, with 34,000 shares held indirectly through an individual retirement account.

        (6) Includes presently exercisable options to purchase 975,000 shares of Common Stock.

        (c) Changes in Control
        Inapplicable.

        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 3, 1998, the Company granted to Mr. Johnson options to purchase 100,000 shares of the Company's common stock and granted Mr. Callison, Mr. Dreher, and Mr. Jenett options to each purchase 25,000 shares of the Company's common stock at $1.00 per share. The options vest immediately and expire five years from the date of grant.

        (b) Certain Business Relationships
        Inapplicable.

        (c) Indebtedness of Management

        On December 29, 1997, the Company converted a series of short-term advances to Mr. Johnson and a $155,000 note dated December 30, 1995 into a $274,000 promissory note due from Mr. Johnson. The note was originally due December 31, 1997. On December 29, 1997, the Company extended the promissory note. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan.

        (d)  Transactions With Promoters
        Inapplicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements Filed as a Part of this Report (Filed Under
Item 8 above)


                                                                Page
                                                                Number
                                                                ------
Report of Independent Auditors                                    F-4

Consolidated Balance Sheets as of December 31,
      1997 and December 31, 1996                                  F-5

Consolidated Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995                      F-6

Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1997, 1996 and 1995                F-7

Consolidated Statements of Cash Flows for the
      year ended December 31, 1997, 1996 and 1995                 F-8

Notes to Consolidated Financial Statements.                       F-9 through F-19


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

        10.50 Unanimous written consent dated December 10, 1993 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 10, 1992, incorporated by reference from Form 10-K for the year ended December 31, 1992.

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

        10.66 Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.67 Loan Agreement between the Company and National Bank of Southern California dated March 31, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Modified)

        10.68 Lease Agreement between the Company and Laguna Niguel Office Center dated June 5, 1995 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.69 Sublease Agreements between the Company and Huntington Beach and Medical Center dated July 1, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.70 Lease Agreement between the Company and 757 Pacific Partnership dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.71 Sublease Agreement between the Company and Huntington Beach Hospital and Medical Center dated July 24, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.72 Lease Agreement between the Company and Columbia Healthcare Corporation dated September 14, 1995 which supersedes lease dated October 18, 1993, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.73 Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.75 Unanimous written consent dated December 29, 1995 of the Board of Directors amending the promissory note between the Company and Edward A. Johnson dated December 30, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.77 Operating Agreement for Optimum Care Source, LLC incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.77.

        10.78 Master Joint Venture Agreement between Professional CareSource, Inc. and the Company dated April 19, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.78.

        10.82 Registration Agreement between Professional CareSource, Inc. and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.82.

        10.83 Non-qualified stock option Agreement between Joseph H. Dadourian and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.83.

        10.84 Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.84.

        10.85 Non-qualified stock option Agreement between Margaret M. Minnick and the Company dated April 24, 1996 incorporated by reference from March 1996 Form 10-Q Exhibit 10.85.

        10.86 Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.86.

        10.87 Lease Agreement between the Company and Laguna Niguel Office Center dated April 30, 1996 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.88 Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.89 Lease Agreement between the Company and Solomon, Saltzman & Jameson dated October 15, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.90 Unanimous Written Consent dated December 31, 1996 of the Board of Directors amending the promissory note between the Company and Edward A. Johnson dated December 29, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.91 Change in terms Agreement between the Company and National Bank of Southern California dated January 28, 1997 (Modified), incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.92 Staffing Agreement between the Company and Treatment Resources, Inc. dated February 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.93 Community Mental Health Center Agreements (California and Nevada) between the Company and Treatment Resources, Inc. dated February 1, 1997 (Modified), incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.94 Change in Terms Agreement between the Company and National Bank of Southern California dated May 15, 1997.

        10.95 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated June 1, 1997.

        10.96 Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997.

        10.97 Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997.

        10.98 Lease Agreement between the Company and Michael F. Maluccio dated August 6, 1997.

        10.99 Community Mental Health Center Agreement between the Company and Treatment Resources, Inc. dated August 27, 1997.

        10.100 Lease Agreement between the Company and Laguna Niguel Office Center dated September 5, 1997 which supersedes lease dated June 23, 1988.

        10.101 First Lease Extension Agreement between the Company and Whittier Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994.

        10.102 Lease Extension Agreement between the Company and 757 Pacific Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995.

        10.103 Unanimous Written Consent dated December 29, 1997 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 31, 1996.

        10.104 Agreement to terminate agreements between the Company and Galaxy Health Care, Inc. dated March 19, 1998.

        23       Consent of Ernst & Young LLP.

        27       Financial Data Schedule

        (b) Reports on Form 8-K
        On December 10, 1997 the Company filed Form 8K announcing plans to relicense three existing partial hospitalization programs with different host facilities.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March ______ , 1998         OPTIMUMCARE CORPORATION


                                  By: /s/ EDWARD A. JOHNSON
                                      ------------------------------------------
                                      Edward A. Johnson, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.








/s/ EDWARD A. JOHNSON                               March      , 1998
------------------------------------------
Edward A. Johnson, Chief Executive Officer
and Director (Principal Executive Officer
and Principal Financial and Accounting Officer)



/s/ MICHAEL S. CALLISON                             March      , 1998
------------------------------------------
Michael S. Callison, Director



/s/ GARY L. DREHER,                                 March      , 1998
------------------------------------------
Gary L. Dreher, Director



/s/ JON E. JENETT                                   March      , 1998
------------------------------------------
Jon E. Jenett, Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             OPTIMUMCARE CORPORATION


COL. A                   COL. B                 COL. C                   COL. D         COL. E

                                        ADDITIONS
                                                        Charged
                        Balance at      Charged         to Other                       Balance
                        Beginning       to Costs        Accounts        Deductions     At End
Description             of Period       & Expenses      Describe        Describe       of Period
                        ---------       ----------      --------        --------       ---------
YEAR ENDED
DECEMBER 31, 1997
Reserves and
allowances from
asset accounts:
 Allowance for
 uncollectible
 accounts                     0          602,643                        (42,445)       560,198

YEAR ENDED DECEMBER
31, 1996 Reserves and
allowances deducted
from asset accounts:
 Allowance for
 uncollectible
 accounts                  $  0         $      0                       $      0           $  0

YEAR ENDED DECEMBER
31, 1995 Reserves and
allowances deducted
from asset accounts:
 Allowance for
 uncollectible
 accounts                     0           36,030                        (36,030)             0

                              Financial Statements

                             OptimumCare Corporation

                     Years ended December 31, 1997 and 1996
                       with Report of Independent Auditors

                             OptimumCare Corporation

                              Financial Statements


                     Years ended December 31, 1997 and 1996


                                    CONTENTS

Report of Independent Auditors........................................... 1

Financial Statements

Consolidated Balance Sheets.............................................. 2
Consolidated Statements of Income........................................ 3
Consolidated Statements of Stockholders' Equity.......................... 4
Consolidated Statements of Cash Flows.................................... 5
Notes to Consolidated Financial Statements............................... 6

                         Report of Independent Auditors

The Stockholders and Board of Directors
OptimumCare Corporation

We have audited the accompanying consolidated balance sheets of OptimumCare Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OptimumCare Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Orange County, California
March 26, 1998

                             OptimumCare Corporation

                           Consolidated Balance Sheets


                                                                             DECEMBER 31
                                                                   ---------------------------------
                                                                       1997                  1996
                                                                   -----------           -----------
ASSETS
Current assets:
   Cash                                                            $   945,404           $ 1,113,809
   Accounts receivable, net of allowance of $560,198 in
      1997 and $0 in 1996                                            2,186,906             2,389,019
   Prepaid expenses                                                     49,246                15,175
                                                                   -----------           -----------
Total current assets                                                 3,181,556             3,518,003

Note receivable from officer                                           274,000               155,000

Furniture and equipment, less accumulated depreciation
   of $90,473 in 1997 and $52,135 in 1996                               86,685                73,496

Intangible assets, less accumulated amortization of
   $1,428 in 1997 and $28,274 in 1996                                      647               176,679

Deferred tax asset                                                     334,000                    --

Other assets                                                            44,283                57,129
                                                                   -----------           -----------
Total assets                                                       $ 3,921,171           $ 3,980,307
                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                $   270,178           $   227,289
   Accrued vacation                                                     65,639                46,395
   Accrued expenses                                                    111,887               325,413
   Line of credit                                                      200,000               645,812
                                                                   -----------           -----------
Total current liabilities                                              647,704             1,244,909

Commitments

Stockholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 6,902,611 in 1997
        and 6,786,218 in 1996                                            6,903                 6,786
   Paid-in-capital                                                   3,356,009             3,272,407
   Retained deficit                                                    (89,445)             (543,795)
                                                                   -----------           -----------
Total stockholders' equity                                           3,273,467             2,735,398
                                                                   -----------           -----------
Total liabilities and stockholders' equity                         $ 3,921,171           $ 3,980,307
                                                                   ===========           ===========


See accompanying notes.

                             OptimumCare Corporation

                        Consolidated Statements of Income


                                                                YEAR ENDED DECEMBER 31
                                                 -----------------------------------------------------
                                                     1997                 1996                 1995
                                                 -----------          -----------          -----------
Net revenues                                     $12,089,398          $10,676,237          $ 6,027,122
Interest income                                        7,685                5,316                8,741
                                                 -----------          -----------          -----------
                                                  12,097,083           10,681,553            6,035,863

Operating expenses:
   Costs of services provided                      8,894,987            8,313,317            5,022,040
   Selling, general and administrative             1,724,942            1,343,961              964,701
   Provision for uncollectible accounts              602,643                   --               36,030
   Goodwill impairment                               135,255                   --                   --
   Interest                                           31,906               26,544               10,222
                                                 -----------          -----------          -----------
                                                  11,389,733            9,683,822            6,032,993
                                                 -----------          -----------          -----------

Income before income taxes                           707,350              997,731                2,870
Income taxes                                         253,000              121,015                  800
                                                 -----------          -----------          -----------
Net income                                       $   454,350          $   876,716          $     2,070
                                                 ===========          ===========          ===========
Basic earnings per share                         $       .07          $       .14          $       .00
                                                 ===========          ===========          ===========
Diluted earnings per share                       $       .06          $       .13          $       .00
                                                 ===========          ===========          ===========


See accompanying notes.

                             OptimumCare Corporation

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1996 and 1997


                                                                                                               NOTE
                                        COMMON STOCK                                        TREASURY        RECEIVABLE
                                     ------------------     PAID-IN        RETAINED     -----------------      FROM
                                      SHARES     AMOUNT     CAPITAL        EARNINGS     SHARES     AMOUNT     OFFICER       TOTAL
                                     ---------   ------   -----------    -----------    ------    -------    ---------    ----------
Balance at December 31, 1994         4,904,509   $4,905   $ 2,919,348    $(1,422,581)    8,500    $(5,075)   $ (15,653)   $1,480,944
   Payment of note receivable from          --       --            --             --        --         --       15,653        15,653
      officer
   Exercise of stock options            19,000       19         8,245             --        --         --           --         8,264
   Reissue of treasury stock                --       --            --             --    (8,500)     5,075           --         5,075
   Net income                               --       --            --          2,070        --         --           --         2,070
                                     ---------   ------   -----------    -----------    ------    -------    ---------    ----------
Balance at December 31, 1995         4,923,509    4,924     2,927,593     (1,420,511)       --         --           --     1,512,006
   Exercise of stock options           740,000      740       324,936             --        --         --           --       325,676
   Optimum CareSource
      contributed capital                   --       --        21,000             --        --         --           --        21,000
   Payment of stock dividend         1,122,709    1,122        (1,122)            --        --         --           --            --
   Net income                               --       --            --        876,716        --         --           --       876,716
                                     ---------   ------   -----------    -----------    ------    -------    ---------    ----------
Balance at December 31, 1996         6,786,218    6,786     3,272,407       (543,795)       --         --           --     2,735,398
   Exercise of stock options            25,000       25         9,350             --        --         --           --         9,375
   Common stock issued for              91,393       92        74,252             --        --         --           --        74,344
      consulting fees
   Net income                               --       --            --        454,350        --         --           --       454,350
                                     ---------   ------   -----------    -----------    ------    -------    ---------    ----------
Balance at December 31, 1997         6,902,611   $6,903   $ 3,356,009    $   (89,445)       --    $    --    $      --    $3,273,467
                                     =========   ======   ===========    ===========    ======    =======    =========    ==========


See accompanying notes.

                             OptimumCare Corporation

                      Consolidated Statements of Cash Flows


                                                          YEAR ENDED DECEMBER 31
                                                 ---------------------------------------
                                                     1997           1996         1995
                                                 -----------    -----------    ---------
OPERATING ACTIVITIES
Net income                                       $   454,350    $   876,716    $   2,070
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                    38,338         17,753        8,919
      Amortization                                    40,777         27,254          204
      Provision for uncollectible accounts           602,643             --       36,030
      Common stock issued as consulting fees          74,344             --           --
      Common stock issued as bonuses                      --             --        5,075
      Impairment of goodwill                         135,255             --           --
      Deferred taxes                                (334,000)            --           --
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable       (400,530)      (852,326)      69,317
   (Increase) decrease in prepaid expenses           (34,071)         7,390      (10,383)
   Increase (decrease) in deposits and other          12,846        (27,207)          --
      assets
   Increase in accounts payable                       42,889         34,546       40,208
   Increase (decrease) in accrued expenses          (194,282)       183,020        8,114
                                                 -----------    -----------    ---------
Net cash provided by operating activities            438,559        267,146      159,554

INVESTING ACTIVITIES
Intangible asset from business acquisition                --       (202,878)          --
Purchases of equipment                               (51,527)       (65,632)     (18,443)
Deferred acquisition costs                                --        138,753     (138,753)
Note receivable from officer                        (119,000)            --      (58,000)
                                                 -----------    -----------    ---------
Net cash used in investing activities               (170,527)      (129,757)    (215,196)

FINANCING ACTIVITIES
Note payable to bank                                (445,812)       479,812      166,000
Note receivable from officer                              --             --       15,653
Exercise of stock options                              9,375        325,676        8,264
                                                 -----------    -----------    ---------
Net cash provided by (used in) financing            (436,437)       805,488      189,917
   activities
                                                 -----------    -----------    ---------

Net increase (decrease) increase in cash            (168,405)       942,877      134,275
Cash and cash equivalents at beginning of year     1,113,809        170,932       36,657
                                                 -----------    -----------    ---------
Cash and cash equivalents at end of year         $   945,404    $ 1,113,809    $ 170,932
                                                 ===========    ===========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for interest                           $    32,912    $    25,538    $   8,720

Cash paid for income taxes                       $   629,000    $    95,133    $  31,201


See accompanying notes.

                             OptimumCare Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1997

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

The purchase method of accounting has been used to record the transaction. No tangible assets of the LLC were acquired and as such, the purchase price was allocated to intangibles to be amortized over five years.

                             OptimumCare Corporation

BUSINESS ACQUISITION (CONTINUED)

During 1997, based on recurring losses at the LLC and a lack of substantive new contracts, management determined that this goodwill was impaired and based on its estimate of discounted cash flows the Company wrote off the remaining balance of $135,255 at December 31, 1997. The impairment loss is recorded as a separate line item in operating expenses.

The Company did not proceed with a proposed business acquisition with Drs. Giem, Guerra and Meyers and expensed $96,000 of direct costs as selling, general and administrative expenses during 1996.

FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets, which range from three to five years.

REVENUE RECOGNITION

Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with Statement 128 requirements. The calculation of earnings per share for all periods presented also reflects the effect of a stock dividend issued in 1996 (Note 5).

                             OptimumCare Corporation

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

2. NOTE RECEIVABLE FROM OFFICER

On December 29, 1997, the Company converted a series of short-term advances and a $155,000 note dated December 30, 1995 into a promissory note from an officer totaling $274,000. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan. During 1996 and 1995 the note accrued interest at the rate of 4.03%.

3. LINE OF CREDIT

The Company has a line of credit, which allows the Company to borrow up to 75% of certain qualified receivables with a maximum indebtedness of $1,500,000. The interest rate is based on the Wall Street Journal prime plus 1.25%. The weighted average interest rate was 9.94% and 10.06% in the years ended December 31, 1997 and 1996, respectively. The line of credit matures on May 1, 1998 and is collateralized by substantially all of the Company's assets. At December 31, 1997, $1,300,000 was available for future draws under the line of credit agreement.

4. EMPLOYEE BENEFIT PLAN

Effective January 1, 1997, the Company began to provide a 401(k) Plan for all employees having completed one year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. OptimumCare matches 50% of the first 4% of employee contributions to the plan through

                             OptimumCare Corporation
payroll deductions. Expenses associated with employer contributions were $40,190 for 1997.

                             OptimumCare Corporation

5. LEASE COMMITMENT

The Company leases three office facilities under lease agreements that expire June 30, 1998, October 31, 1998 and October 14, 1999, respectively. The Company also leased space under seven separate lease agreements for the operation of seven of its outpatient partial hospitalization psychiatric program sites, of which two agreements are on a month-to-month basis and the remaining agreements expire, June 30, 2000, August 31, 2000, September 30, 2000, September 30, 2000 and August 14, 2002, respectively. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one year are as follows:

     1998                                                           $301,423
     1999                                                            296,677
     2000                                                            194,865
     2001                                                             50,760
     2002                                                             33,840
                                                                    --------
                                                                    $877,565
                                                                    ========

Subleases with two of the Company's host hospitals exist for 279,769 of aggregate future minimum lease payments above. Sublease rental income was $157,844, $160,596 and $154,621 for the years ended December 31, 1997, 1996 and
1995, respectively. Rent expense was $307,192, $244,185 and $191,251 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. STOCKHOLDERS' EQUITY

STOCK DIVIDEND

On August 14, 1996, a 20% stock dividend was declared by the Board of Directors for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996.

                             OptimumCare Corporation

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

In July 1987, the Company adopted a stock option plan (the 1987 Plan) including incentive stock options and nonqualified stock options. A maximum of 455,000 shares of the Company's common stock has been reserved for issuance under the plan. Under the Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders). At December 31, 1997, 125,000 options have been granted under the 1987 Plan.

In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the 1994 Plan) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company's common stock has been reserved for issuance under the 1994 Plan. Under the 1994 Plan, incentive stock options may be granted at an exercise price which is not less than 100% of the fair market value on the date of grant (110% for greater than 10% stockholders). In addition, nonqualified stock options may be granted at an exercise price which is no less than 85% of the fair market value on the date of grant. Options may be granted for terms up to 10 years (five years for greater than 10% stockholders). At December 31, 1997, 200,000 options have been granted under the 1994 Plan.

                             OptimumCare Corporation

STOCK OPTIONS (CONTINUED)

In April 1996, the Company granted options to purchase 33,000 shares of its common stock to three principals of its newly acquired LLC (Note 1). The exercise price is $.92 per share, the fair market value at the date of grant. Options vest over five years. No options have been exercised under these grants.

In October 1997, the Company granted non-qualified options to purchase 48,000 shares of its common stock at prices ranging from $1.21 to $1.81 per share which vest over six months. No options have been exercised under these grants.

During various dates in 1996, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 675,000 shares of its common stock at prices ranging from $.901 to $1.50 per share. Options to purchase 475,000 shares are vested upon grant. Options to purchase 200,000 shares vest over three years. No options have been exercised under these grants.

A summary of stock option activity under the 1987 and 1994 Plans during 1995, 1996 and 1997 is as follows:


                                               WEIGHTED            WEIGHTED
Shares under option                             AVERAGE             AVERAGE
                                     1987      EXERCISE    1994     EXERCISE
                                     PLAN       PRICE      PLAN       PRICE
                                   --------    -------   --------    -------
Outstanding at December 31, 1994    361,500    $   .35    225,000    $ .6375
Granted                                  --         --    250,000        .91
Exercised                           (19,000)     .6375         --         --
Canceled                            (25,000)      .375         --         --
                                   --------    -------   --------    -------
Outstanding at December 31, 1995    317,500        .32    475,000        .78
Granted                             100,000       1.08         --         --
Exercised                          (267,500)       .34   (250,000)       .66
Canceled                                 --         --         --         --
                                   --------    -------   --------    -------
Outstanding at December 31, 1996    150,000        .83    225,000        .68
Granted                                  --         --         --         --
Exercised                           (25,000)      .375         --         --
Canceled                                 --         --    (25,000)       .91
                                   --------    -------   --------    -------
Outstanding at December 31, 1997    125,000    $   .92    200,000    $   .74
                                   ========    =======   ========    =======

                             OptimumCare Corporation

STOCK OPTIONS (CONTINUED)


                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     ----------------------------------------------       ----------------------------
                                        WEIGHTED-
                                         AVERAGE
                        NUMBER          REMAINING    WEIGHTED-AVERAGE       NUMBER        WEIGHTED-AVERAGE
     RANGE OF         OUTSTANDING      CONTRACTUAL       EXERCISE         EXERCISABLE         EXERCISE
  EXERCISE PRICE      AT 12/31/97         LIFE             PRICE          AT 12/31/97           PRICE
   ------------      -----------      ------------      -----------       -----------        ---------
           $.30           25,000          .5 years         $   .30             25,000          $   .30
          .6375          125,000         1.5 years           .6375            125,000            .6375
            .91           50,000         2.5 years             .91             50,000              .91
            .93           25,000         2.5 years             .93             25,000              .93
           1.08          100,000         3.5 years            1.08             20,000             1.08
   ------------      -----------      ------------      -----------       -----------        ---------
  $.30 to $1.08          325,000         2.5 years         $   .81            245,000          $   .72
   ============      ===========      ============      ===========       ===========        =========


A total of 881,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 1997. A total of 52,500 options were available for future grant at December 31, 1997 under existing stock option plans.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 6.625% for those options granted in 1997, 6.31% for those options expected to be exercised over a five year term and granted in 1995 and 1996 and 5.6% for those options granted in 1995 and exercised in 1996; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .521 and .529, for 1997 and 1996, respectively.

                             OptimumCare Corporation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                            1997              1996              1995
                                                        -----------       -----------       -----------
Net income
   As reported                                          $   454,350       $   876,716       $     2,070
   Pro forma                                            $   425,306       $   538,255       $  (187,430)

Earnings per share
   Basic as reported                                    $       .07       $       .14       $       .00
   Diluted as reported                                  $       .06       $       .13       $       .00
   Basic pro forma                                      $       .06       $       .09       $      (.03)
   Diluted pro forma                                    $       .06       $       .08       $      (.03)

Weighted average exercise price of:
   Options whose exercise price equals the market
     price of the stock on the grant date               $        --       $      1.50       $         -
   Options whose exercise price is less than the
     market price of the stock on the grant date        $      1.21       $      1.14       $       .72
   Options whose exercise price is more than the
     market price of the stock on the grant date        $      1.81       $        --       $       -

Weighted average fair value of:
   Options whose exercise price equals the market
     price of the stock on the grant date               $        -        $       .80       $      -
   Options whose exercise price is less than the
     market price of the stock on the grant date        $       .67       $       .75       $       .42
   Options whose exercise price is more than the
     market price of the stock on the grant date        $       .52       $         -       $         -

                             OptimumCare Corporation

STOCK OPTIONS (CONTINUED)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                   1997             1996            1995
                                               ----------       ----------       ---------
Numerator                                      $  454,350       $  876,716       $   2,070

Denominator:
    Denominator for basic earnings per
        share--weighted-average shares          6,870,049        6,237,751       5,892,824
    Dilutive employee stock options               324,823          439,405         495,746
                                               ----------       ----------       ---------
    Denominator for diluted earnings per
        share                                   7,194,872        6,677,156       6,388,570
                                               ==========       ==========       =========

    Basic earnings per share                   $      .07       $      .14       $     .00

    Diluted earnings per share                 $      .06       $      .13       $     .00
                                               ==========       ==========       =========


A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996 and all stock related data in this table reflects the stock dividend for all periods presented.

                             OptimumCare Corporation

7. INCOME TAXES

A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:


                                                      1997             1996           1995
                                                   ---------        ---------        -------
Statutory federal provision for income             $ 240,499        $ 339,229        $ 1,000
 taxes
Increase (decrease) in taxes resulting from:
   Change in valuation allowance                     (71,000)              --             --
   Current use of net operating loss
     carryforwards                                        --         (339,229)        (1,000)
   Federal alternative minimum tax                        --           14,000             --
   Permanent differences and other                    25,596               --             --
   State tax, net of federal benefit                  57,905          107,015            800
                                                   ---------        ---------        -------
                                                   $ 253,000        $ 121,015        $   800
                                                   =========        =========        =======


Significant components of the provision for income taxes are as follows:


                        1997            1996       1995
                     ---------        --------       ----
Current:
   Federal           $ 449,000        $ 14,000       $ --
   State               138,000         107,015        800
                     ---------        --------       ----
Total current          587,000         121,015        800
                     ---------        --------       ----

Deferred:
   Federal            (284,000)             --         --
   State               (50,000)             --         --
                     ---------        --------       ----
Total deferred        (334,000)             --         --
                     ---------        --------       ----
                     $ 253,000        $121,015       $800
                     =========        ========       ====

                             OptimumCare Corporation

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1997, 1996 and 1995 consist of the following:


                                                         1997        1996              1995
                                                     -----------  --------------  -------------
     Net operating loss carryforwards                   $     --       $ 23,000        $ 413,000

     Alternative minimum tax credit carryforwards             --         18,000            4,000
     Reserve for bad debt                                224,000             --               --
     Reserves and accruals not currently
        deductible for tax purposes                       53,000         23,000           17,000
     Depreciation and amortization not currently
        deductible for tax purposes                       57,000          7,000               --
                                                        --------       --------        ---------
     Total deferred tax assets                           334,000         71,000          434,000
     Less valuation allowance                                 --        (71,000)        (434,000)
                                                        --------       --------        ---------
     Net deferred tax asset                             $334,000       $     --        $      --
                                                        ========       ========        =========


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

The following table summarizes the amount of revenue for each customer representing greater than 10% of total revenues for the:


                                                         YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                                      1997                            1996
                                         -------------------------        -------------------------
                                           DOLLAR           PERCENT         DOLLAR           PERCENT
                                         -----------        ------        -----------        ------
   Hospital 1                            $ 3,182,156        $ 26.3%       $ 3,116,166          29.2%
   Hospital 2                              1,433,494          11.9%         1,242,955          11.6%
   Hospital 3                              4,753,094          39.3%         4,221,088          39.5%
   Other Hospitals and Community
      Mental Health Centers                2,720,654          22.5%         1,464,590          13.7%
                                         -----------        ------        -----------        ------
                                         $12,089,398         100.0%       $10,676,237         100.0%
                                         ===========        ======        ===========        ======


In addition, these hospitals accounted for approximately $1,846,846 and $1,973,715 of accounts receivable at December 31, 1997 and 1996, respectively.

      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------
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

        10.50 Unanimous written consent dated December 10, 1993 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 10, 1992, incorporated by reference from Form 10-K for the year ended December 31, 1992.


      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------

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

        10.66    Agreement between Sherman Oaks Hospital and Health Center dated
                 March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.67    Loan Agreement between the Company and National Bank of
                 Southern California dated March 31, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.
                 (Modified)

        10.68    Lease Agreement between the Company and Laguna Niguel Office
                 Center dated June 5, 1995 which supersedes lease dated June 23,
                 1988, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.69 Sublease Agreements between the Company and Huntington Beach and Medical Center dated July 1, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.70 Lease Agreement between the Company and 757 Pacific Partnership dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.71    Sublease Agreement between the Company and Huntington Beach
                 Hospital and Medical Center dated July 24, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.72    Lease Agreement between the Company and Columbia Healthcare
                 Corporation dated September 14, 1995 which supersedes lease dated October 18, 1993, incorporated by reference from Form
                 10-K for the year ended December 31, 1995.

        10.73    Agreement between San Fernando Community Hospital, Inc. dba
                 Mission Community Hospital and the Company dated October 6,
                 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------

        10.75 Unanimous written consent dated December 29, 1995 of the Board of Directors amending the promissory note between the Company and Edward A. Johnson dated December 30, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.77 Operating Agreement for Optimum Care Source, LLC incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.77.

        10.78    Master Joint Venture Agreement between Professional CareSource,
                 Inc. and the Company dated April 19, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.78.

        10.82    Registration Agreement between Professional CareSource, Inc.
                 and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.82.

        10.83    Non-qualified stock option Agreement between Joseph H.
                 Dadourian and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.83.

        10.84 Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.84.

        10.85    Non-qualified stock option Agreement between Margaret M.
                 Minnick and the Company dated April 24, 1996 incorporated by reference from March 1996 Form 10-Q Exhibit 10.85.

        10.86 Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.86.

        10.87    Lease Agreement between the Company and Laguna Niguel Office
                 Center dated April 30, 1996 which supersedes lease dated June
                 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.88    Lease Agreement between the Company and Jay Arteaga dated
                 September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.89    Lease Agreement between the Company and Solomon, Saltzman &
                 Jameson dated October 15, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

      EXHIBIT
        NO.                            DESCRIPTION
        ---                            -----------

        10.90 Unanimous Written Consent dated December 31, 1996 of the Board of Directors amending the promissory note between the Company and Edward A. Johnson dated December 29, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.91 Change in terms Agreement between the Company and National Bank of Southern California dated January 28, 1997 (Modified), incorporated by reference from Form 10- K for the year ended
                 December 31, 1996.

        10.92    Staffing Agreement between the Company and Treatment Resources,
                 Inc. dated February 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.93    Community Mental Health Center Agreements (California and
                 Nevada) between the Company and Treatment Resources, Inc. dated
                 February 1, 1997 (Modified), incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.94 Change in Terms Agreement between the Company and National Bank of Southern California dated May 15, 1997.

        10.95    Inpatient and Outpatient Psychiatric Unit Management Services
                 Agreement between the Company and Catholic Healthcare West
                 Southern California dated June 1, 1997.

        10.96 Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997.

        10.97    Lease Agreement between the Company and Harriet Maizels, Daniel
                 Gold, Lesley Gold and Mildred Gold dated July 8, 1997.

        10.98 Lease Agreement between the Company and Michael F. Maluccio dated August 6, 1997.

        10.99 Community Mental Health Center Agreement between the Company and Treatment Resources, Inc. dated August 27, 1997.

        10.100   Lease Agreement between the Company and Laguna Niguel Office
                 Center dated September 5, 1997 which supersedes lease dated
                 June 23, 1988.

        10.101   First Lease Extension Agreement between the Company and
                 Whittier Narrows Business Park and the Company dated September
                 11, 1997 which supersedes lease dated January 10, 1994.

        10.102   Lease Extension Agreement between the Company and 757 Pacific
                 Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995.

        10.103 Unanimous Written Consent dated December 29, 1997 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 31, 1996.

        10.104 Agreement to terminate agreements between the Company and Galaxy Health Care, Inc. dated March 19, 1998.

        23       Consent of Ernst & Young LLP.

        27       Financial Data Schedule


