Form 10-Q
period 1998-03-31
OPTIMUMCARE CORP /DE/
filed 1998-05-06
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1998
                  --------------

Commission File Number 0-17401
                       -------

                             OPTIMUMCARE CORPORATION
               (Exact name of registrant specified in its charter)

           Delaware                                            33-0218003
-------------------------------                            ---------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                          92677
 ------------------------------                            ---------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                   Number of Shares Outstanding
                  -----                                   ----------------------------
        Common Stock, $.001 par value                                6,902,611

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I         FINANCIAL INFORMATION
------         ---------------------

                                                                   Page
                                                                   ----
Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of March 31, 1998 and
               December 31, 1997                                     3

               Statements of Income for the Three Months
               Ended March 31, 1998 and 1997                         4

               Statements of Cash Flows for the Three
               Months Ended March 31, 1998 and 1997                  5

               Notes to Financial Statements                         6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8


PART II        OTHER INFORMATION                                    10
-------        -----------------


SIGNATURE                                                           11
---------

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                                          MARCH 31       DECEMBER 31
                                                                            1998              1997
                                                                            ----              ----
ASSETS                                                                           -                 -
CURRENT ASSETS
  CASH                                                                    $803,300          $945,404
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
     MARCH 31, 1998 AND $560,198 AT DECEMBER 31, 1997                    2,260,271         2,186,906
  PREPAID EXPENSES                                                          70,714            49,246
  PREPAID INCOME TAXES                                                     319,693                 0
                                                                        ----------        ----------
      TOTAL CURRENT ASSETS                                               3,453,978         3,181,556

  NOTES RECEIVABLE FROM OFFICER                                            274,000           274,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $100,623 AT MARCH 31, 1998
    AND $90,473 AT DECEMBER 31, 1997                                        77,633            86,685

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION
  OF $1,479 AT MARCH 31, 1998 AND $1,428 AT
    DECEMBER 31, 1997                                                          596               647

DEFERRED TAX ASSET                                                               0           334,000

OTHER ASSETS                                                                44,283            44,283
                                                                        ----------        ----------
      TOTAL ASSETS                                                      $3,850,490        $3,921,171
                                                                        ==========        ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                        $255,080          $270,178
  ACCRUED VACATION                                                          74,818            65,639
  ACCRUED EXPENSES                                                         189,637           111,887
  LINE OF CREDIT                                                                 0           200,000
                                                                        ----------        ----------
      TOTAL CURRENT LIABILITIES                                            519,535           647,704

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 6,902,611 SHARES ISSUED
    AND OUTSTANDING AT MARCH 31, 1998 AND DECEMBER 31, 1997                  6,903             6,903
  PAID-IN-CAPITAL                                                        3,356,009         3,356,009
  ACCUMULATED DEFICIT                                                      (31,957)          (89,445)
                                                                        ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                                        $3,330,955        $3,273,467
                                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $3,850,490        $3,921,171
                                                                        ==========        ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                                       THREE MONTHS ENDED
                                                   MARCH 31           MARCH 31
                                                     1998               1997
                                                     ----               ----
REVENUES                                          $3,192,829         $2,830,580
INTEREST INCOME                                        6,070              1,532
                                                  ----------         ----------
                                                  $3,198,899         $2,832,112
                                                  ----------         ----------
OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                        $2,418,898         $2,063,046
PROVISION FOR DOUBTFUL ACCOUNTS                      302,079                  0
GENERAL AND ADMINISTRATIVE                           373,028            411,578
INTEREST                                               2,586             16,627
MINORITY INTEREST                                          0            (10,493
                                                  ----------         ----------
                                                   3,096,591          2,480,758
                                                  ----------         ----------
INCOME BEFORE INCOME TAXES                           102,308            351,354

INCOME TAXES                                          44,820            148,507
                                                  ----------         ----------
NET INCOME                                           $57,488           $202,847
                                                  ==========         ==========
BASIC EARNINGS PER SHARE                               $0.01              $0.03
                                                  ==========         ==========
DILUTED EARNINGS PER SHARE                             $0.01              $0.03
                                                  ==========         ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                      THREE MONTHS ENDING
                                                                   MARCH 31          MARCH 31
                                                                     1998              1997
                                                                     ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                        $57,488           $202,847
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                    10,201             18,535
      Provision for Doubtful Accounts                               302,079                  0
      Minority Interest                                                   0            (10,493)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net                     (375,444)          (698,872)
        (Increase) in prepaid expenses                              (21,468)            (2,718)
        (Increase) in prepaid income taxes                         (319,693)                 0
        Decrease in deferred tax asset                              334,000                  0
        (Decrease) in accounts payable                              (15,098)            39,604
        Increase in accrued vacation                                  9,179                  0
        Increase in accrued liabilities                              77,750            134,886
                                                                   --------           --------
          CASH AND CASH EQUIVALENTS PROVIDED
          (USED) BY OPERATING ACTIVITIES                             58,994           (316,211)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                                  (1,098)           (30,310)
                                                                   --------           --------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                            (1,098)           (30,310)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                 0              9,375
  Note payable from bank                                           (200,000)                 0
                                                                   --------           --------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED BY
                  FINANCING ACTIVITIES                             (200,000)             9,375

 (DECREASE) IN CASH AND CASH EQUIVALENTS                           (142,104)          (337,146)

Cash and cash equivalents at beginning of period                    945,404          1,113,809
                                                                   --------           --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $803,300           $776,663
                                                                   ========           ========



See notes to financial statements.

OPTIMUMCARE CORPORATION
-----------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE B -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

In February, 1997 the Company formed an alliance with Galaxy Health Care, Inc. to develop community mental health centers. In August, 1997 the company relicensed its Long Beach, California partial hospitalization program with Galaxy. In December, 1997, an insurance reimbursement audit of Galaxy's Florida treatment sites placed Galaxy under severe working capital constraints. The Company has perfected a security interest in all funds due Galaxy arising from the operation of the Long Beach program. The allowance for doubtful accounts at December 31, 1997 reserved all amounts due from Galaxy at that point in time.

During 1998, the Company learned that the magnitude of debt owed by Galaxy from this audit appeared to be extremely substantial. This has caused the Company to believe that the collectibility of its receivables covered by the security interest is remote. As a result, the Company has written off all amounts due from Galaxy at March 31, 1998.

The Company has terminated its relationship with Galaxy and is seeking a new host for its partial hospitalization treatment site in Long Beach, California.

The prepaid income tax account at March 31, 1998 and the deferred asset account at December 31, 1997 represent the tax aspects associated with the accounts receivable from Galaxy.

NOTE C -- EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                              MARCH 31, 1998       MARCH 31, 1997
                                              --------------       --------------
Numerator                                       $   57,488           $  202,847

Denominator:
        Denominator for basic earnings per
         share - weighted-average shares         6,902,611            6,602,051
        Dilutive employee stock options            251,456              500,136
                                                ----------           ----------
        Denominator for diluted earnings per
         share                                   7,154,067            7,302,187
                                                ==========           ==========

        Basic earnings per share                    $.01                $.03

        Diluted earnings per share                  $.01                $.03


NOTE D -- SUBSEQUENT EVENT

Effective April 9, 1998 the Company consolidated two partial hospitalization programs located in Baldwin Park, and El Monte, California which were licensed with one hospital.

A similar consolidation is expected to occur on April 30, 1998 with two partial hospitalization programs located in Glendale, and Sherman Oaks, California which were licensed with one hospital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
----------------------------------------------------------------------------
1995
----

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

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

At March 31, 1998 and December 31, 1997, the Company's working capital was $2,934,443 and $2,533,852 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Galaxy receivable previously discussed in Note B of the Notes to the Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services in a manner which has not impaired its working capital.

Cash flows from operations were $58,994 and ($316,221) for the periods ended March 31, 1998 and 1997, respectively. Positive cash flow for the three months ended March 31, 1998 is primarily due to the net income for the period.

Cash flows used in investing activities were ($1,098) and ($30,310) for the periods ended March 31, 1998 and 1997, respectively. Funds used during both periods were expended for office furniture and equipment.

The cash flows used in financing activities were ($200,000) for the period ended March 31, 1998. Funds used during 1998 were pay downs on the Company's line of credit agreement with a bank, which were drawn during 1997. The line of credit expired May 1, 1998. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of April 29, 1998, approximately $1,450,000 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 1998 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs. Funds provided of $9,375 during the period ended March 31, 1997 were obtained from the exercise of one employee stock option.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

The Company operated twelve (12) programs during the three months ended March 31, 1998 and thirteen (13) programs during the three months ended March 31, 1996. Net Revenues were $3,192,829 and $2,830,580 for the three months ended March 31, 1998 and 1997, respectively. The increase in revenues for the three months ended March 31, 1998 over March 31, 1997 is due to the census increase at one partial hospitalization program and an increase in the Company's management fee and contract responsibilities for one other partial hospitalization program which the Company relicensed with a community mental health center in August, 1997.

Cost of services provided were $2,418,898 and $2,063,046 for the three months ended March 31, 1998 and 1997 respectively. The increase in the cost of services provided among periods is primarily due to the increase in certain treatment costs at one partial hospitalization program. The Company became responsible for assuming all direct costs of the program following a relicensure of the program with a community mental health center in August, 1997. Other smaller increases in the cost of services provided occurred due to the increase in treating patient volume among periods and the increase in dietary costs for two programs which the Company began to assume responsibility for during the last half of 1997.

The provision for doubtful accounts at March 31, 1998 represents the write-off of the receivables generated from the Galaxy alliance during the three months ending March 31, 1998 as previously discussed in Note B to the Financial Statements. Management believes the collectibility of these receivables is remote. No such similar situation existed during the three month period ending March 31, 1997.

Selling, general and administrative expenses for the three months ending March 31, 1998 have decreased over the three months ending March 31, 1997 primarily due to decreased executive wages based on profit orientated incentive bonus programs.

Net income was $57,488 and $202,847 for the three months ending March 31, 1998 and 1997, respectively. The decrease was primarily attributable to write-off of the Galaxy receivables discussed above.

The Company anticipates the costs of operating its programs to decrease as a result of the consolidation of certain of its partial hospitalization program discussed in Note D of the financial statements. While revenues are also expected to decrease as a result of the consolidation, the Company expects to achieve economics of scale by operating these programs at maximum capacity. The Company has continued to provide a larger scope of services to its customers for a greater management fee. Census increase due to the maturity of existing programs and changes in fee services of programs should cause revenues to increase, and gross profit to rise favorably and disproportionately due to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs could be disproportionately high which would adversely impact the results of operations and the Company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting only four
(4) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

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

                      On January 29, 1998 the Company filed a report on Form 8-K announcing the postponement of the opening of treatment sites with Galaxy Health Care, Inc.

                      On March 19, 1998 the Company filed a report on Form 8-K announcing the termination of the Galaxy Health Care alliance and a charge to earnings relating to the write-off of funds owed to the Company by Galaxy. The report also announced the write-off of acquisition costs related to the 1996 acquisition of OptimumCare Source, LLC and the approval of a stock repurchase program whereby the Company may purchase up to 500,000 shares of its own common stock over the next twelve months.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                   OPTIMUMCARE CORPORATION
                                                   A Delaware Corporation



Dated:  May 5, 1998                                By:    EDWARD A. JOHNSON
                                                          -----------------
                                                          Edward A. Johnson
                                                          President & Principal
                                                          Financial Officer