Form 10-Q
period 1998-06-30
OPTIMUMCARE CORP /DE/
filed 1998-07-27
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM ______________________ TO ________________________


COMMISSION FILE NUMBER 0-17401
                       -------

                             OPTIMUMCARE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

          Delaware                                         33-0218003
-------------------------------                        -------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                     92677
-------------------------------                        --------------------

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

               Class                              Number of Shares Outstanding
               -----                                     at June 30, 1998
                                                  ----------------------------
        Common Stock, $.001 par value                       6,819,131

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I    FINANCIAL INFORMATION
------    ---------------------

                                                                             Page
                                                                             ----
Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of June 30, 1998 and                               3
          December 31, 1997

          Statements of Income for the Three Months and Six Months             4
          Ended June 30, 1998 and 1997

          Statements of Cash Flows for the Three Months and Six                5
          Months Ended June 30, 1998 and 1997

          Notes to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of                              8
          Financial Condition and Results of Operations


PART II   OTHER INFORMATION                                                   11
-------   -----------------

SIGNATURE                                                                     12
---------


OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                         JUNE 30         DECEMBER 31
                                                           1998              1997
                                                        ----------        ----------
ASSETS
CURRENT ASSETS
  CASH                                                  $  984,767        $  945,404
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
     JUNE 30, 1998 AND $560,198 AT DECEMBER 31, 1997     2,232,768         2,186,906
  PREPAID EXPENSES                                          47,765            49,246
  PREPAID INCOME TAXES                                     216,861                 0
                                                        ----------        ----------
      TOTAL CURRENT ASSETS                               3,482,161         3,181,556

  NOTES RECEIVABLE FROM OFFICER                            274,000           274,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $110,830 AT JUNE 30, 1998
    AND $90,473 AT DECEMBER 31, 1997                        71,738            86,685

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION
  OF $1,530 AT JUNE 30, 1998 AND $1,428 AT
    DECEMBER 31, 1997                                          545               647

DEFERRED TAX ASSET                                               0           334,000

OTHER ASSETS                                                44,283            44,283
                                                        ----------        ----------
      TOTAL ASSETS                                      $3,872,727        $3,921,171
                                                        ==========        ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                      $  252,290        $  270,178
  ACCRUED VACATION                                          79,498            65,639
  ACCRUED EXPENSES                                         110,223           111,887
  LINE OF CREDIT                                                 0           200,000
                                                        ----------        ----------
      TOTAL CURRENT LIABILITIES                            442,011           647,704

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
    20,000,000 SHARES, 6,902,611 SHARES ISSUED,
    6,819,131 SHARES OUTSTANDING AT JUNE 30, 1998,
    6,902,611 SHARES ISSUED AND OUTSTANDING AT
    DECEMBER 31, 1997                                        6,903             6,903
  PAID-IN-CAPITAL                                        3,356,009         3,356,009
  ACCUMULATED EARNINGS/(DEFICIT)                           144,559           (89,445)
  LESS COST OF 83,480 SHARES IN TREASURY                   (76,755)                0
                                                        ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                        $3,430,716        $3,273,467
                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,872,727        $3,921,171
                                                        ==========        ==========



See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)


                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                       JUNE 30            JUNE 30           JUNE 30            JUNE 30
                                         1998               1997              1998               1997
                                      ----------         ----------        ----------         ----------
REVENUES                              $2,935,099         $3,050,876        $6,127,928         $5,881,456
INTEREST INCOME                            5,994              1,531            12,064              3,063
                                      ----------         ----------        ----------         ----------
                                      $2,941,093         $3,052,407        $6,139,992         $5,884,519
                                      ----------         ----------        ----------         ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED            $2,213,908         $2,207,314        $4,632,806         $4,270,360
PROVISION FOR DOUBTFUL ACCOUNTS                0                  0           302,079                  0
GENERAL AND ADMINISTRATIVE               436,819            392,287           810,127            803,865
INTEREST                                       0             10,738             2,306             27,365
MINORITY INTEREST                              0            (11,883)                0            (22,376)
                                      ----------         ----------        ----------         ----------
                                       2,650,727          2,598,456         5,747,318          5,079,214
                                      ----------         ----------        ----------         ----------
INCOME BEFORE INCOME TAXES               290,366            453,951           392,674            805,305

INCOME TAXES                             113,850            185,854           158,670            334,361
                                      ----------         ----------        ----------         ----------
NET INCOME                            $  176,516         $  268,097        $  234,004         $  470,944
                                      ==========         ==========        ==========         ==========

BASIC EARNINGS PER SHARE                   $0.03              $0.04             $0.03              $0.07
                                      ==========         ==========        ==========         ==========
DILUTED EARNINGS PER SHARE                 $0.03              $0.04             $0.03              $0.07
                                      ==========         ==========        ==========         ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                               SIX MONTHS ENDING
                                                           JUNE 30           JUNE 30
                                                            1998               1997
                                                          ---------         ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                              $ 234,004         $  470,944
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                            20,459             38,545
      Provision for Doubtful Accounts                       302,079                  0
      Minority Interest                                           0            (22,376)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net             (347,941)          (908,372)
        Decrease in prepaid expenses                          1,481            (23,604)
        (Increase) in deposits and other assets                   0             (4,957)
        (Increase) in prepaid income taxes                 (216,861)                 0
        Decrease in deferred tax asset                      334,000                  0
        (Decrease) in accounts payable                      (17,888)            41,550
        Increase in accrued vacation                         13,859                  0
        (Decrease) in accrued liabilities                    (1,664)           321,426
                                                          ---------         ----------
          CASH AND CASH EQUIVALENTS PROVIDED
          (USED) BY OPERATING ACTIVITIES                    321,528            (86,844)


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                          (5,410)           (45,312)
                                                          ---------         ----------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                    (5,410)           (45,312)

CASH FLOW FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                (76,755)                 0
  Note payable from bank                                   (200,000)          (400,000)
                                                          ---------         ----------
          CASH AND CASH EQUIVALENTS (USED) BY
                     FINANCING ACTIVITIES                  (276,755)          (400,000)

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            39,363           (532,156)

Cash and cash equivalents at beginning of period            945,404          1,113,809
                                                          ---------         ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 984,767         $  581,653
                                                          =========         ==========




See notes to financial statements.

OPTIMUMCARE CORPORATION
-----------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

During 1998, the Company learned that the magnitude of debt owed by Galaxy from this audit appeared to be extremely substantial. This caused the Company to believe that the collectibility of its receivables covered by the security interest was remote. As a result, the Company wrote off all amounts due from Galaxy during the first quarter of 1998.

The Company has terminated its relationship with Galaxy and is seeking a new host for its partial hospitalization treatment site in Long Beach, California.

The prepaid income tax account at June 30, 1998 and the deferred asset account at December 31, 1997 represent the tax aspects associated with the accounts receivable from Galaxy.

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


=================================================================================================
                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                            ---------------------------------------------------------------------
                            JUNE 30, 1998      JUNE 30, 1997     JUNE 30, 1998      JUNE 30, 1997
-------------------------------------------------------------------------------------------------
Numerator                   $176,516           $268,097          $234,004           $470,944
-------------------------------------------------------------------------------------------------
Denominator:
-------------------------------------------------------------------------------------------------
Denominator for basic
earnings per share -
weighted-average shares     6,882,967          6,811,381         6,892,735          6,842,477
-------------------------------------------------------------------------------------------------
Dilutive employee stock
options                       163,215            299,755           207,336            399,946
-------------------------------------------------------------------------------------------------
Denominator for diluted
earnings per share          7,046,182          7,111,136         7,100,071          7,173,422
-------------------------------------------------------------------------------------------------
Basic earnings per share    $.03               $.04              $.03               $.07
-------------------------------------------------------------------------------------------------
Diluted earnings per
share                       $.03               $.04              $.03               $.07
=================================================================================================



NOTE D -- TREASURY STOCK

On March 19, 1998 Board of Directors of the Company approved a plan whereby the Company may purchase through open market transactions up to 500,000 shares of its common stock over the next twelve months. The Company purchased 83,480 shares of its common stock from April 21, 1998 through June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 1998 and December 31, 1997, the Company's working capital was $3,040,150 and $2,533,852 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Galaxy receivable previously discussed in Note B of the Notes to the Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services in a manner which has not impaired its working capital.

Cash flows from operations were $321,528 and (86,844) for the periods ended June 30, 1998 and 1997, respectively. Positive cash flow for the six months ended June 30, 1998 was primarily due to the net income for the period and the positive tax aspects associated with the write-off of the Galaxy receivable during 1998.

Cash flows used in investing activities were ($5,410) and ($45,312) for the periods ended June 30, 1998 an 1997, respectively. Funds used during both periods were expended for office furniture and equipment.

The cash flows used in financing activities were ($276,755) and ($400,000) for the periods ended June 30, 1998 and 1997 respectively. Funds used during both periods were primarily for pay downs on the Company's line of credit agreement with the bank, which were drawn during 1997.

The line of credit expires May 1, 1999. The maximum indebtedness of the line is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of June 30, 1998, approximately $1,437,000 is available for future draws on the line of credit agreement.

The remainder of funds used during 1998 were for the purchase of 83,480 shares of treasury stock as discussed in Note D of the Notes to the Financial Statements.

The Company's principal sources of liquidity for the fiscal year 1998 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The Company operated twelve (12) programs during the three months ended June 30, 1998 and fourteen (14) programs during the three months ended June 30, 1997. Net Revenues were $2,935,099 and $3,050,876 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues for the three months ended June 30, 1998 over June 30, 1997 is due to a number of factors. Lower revenues are somewhat due to the decrease in the number of operational programs. In addition, the Company currently operates one partial hospitalization program which is temporarily unable to generate revenue, until a suitable host facility can be found. However, high census and increased collections in patient revenues occurred at other programs at host facilities during the second quarter of 1998.

Cost of services provided were $2,213,908 and $2,207,314 for the three months ended June 30, 1998 and 1997 respectively. Costs have increased slightly due to treating increased patient volume at certain programs. However, the Company has attempted to somewhat mitigate this increase through consolidation of two of its partial hospitalization programs during the second quarter of 1998.

Selling, general and administrative expenses for the three months ending June 30, 1998 have increased over the three months ending June 30, 1997 due to an increase in legal fees associated with protecting the Company's tradename against use by an East Coast Healthcare Provider.

Net income was $176,516 and $268,097 for the three months ending June 30, 1998 and 1997, respectively. The decrease in net income is attributable to lower revenues combined with an increase in certain nonrecurring administrative costs.

The Company anticipates the costs of operating its current programs to remain stable. Revenues are expected to increase as new programs are opened and all programs are generating revenue. The Company is actively pursuing the formation of its own Community Mental Health Centers to host certain of its partial hospitalization programs. This is a natural progression which has stemmed from the Company continually providing a larger scope of services to its customers for a greater management fee. In addition, the Company currently has applications pending with regulatory agencies for three partial hospitalization programs.

An increase in revenues should cause gross profit to rise favorably and disproportionately due to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level), costs could be disproportionately high, which would adversely impact the results of operations, and the company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting of only four (4) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED
JUNE 30, 1997

Net revenues increased 4% for the six months ended June 30, 1998 over the comparable six months ended June 30, 1997.

The Company had twelve (12) operational Programs during the six month period ended June 30, 1998 and fourteen (14) operational programs during the six month period ended June 30, 1997. The increase in net revenues among comparative periods is due to the increase in management fees from one partial hospitalization program due to increased census and collections in patient revenues at one host facility.

While there was an increase in revenue among comparative periods, there has also been a corresponding increase in the cost of services provided. The increase arose from treating an increase in patient volume among periods, as well as an increase in dietary costs for three programs which the Company began to assume responsibility for during the last half of 1997.

The provision for doubtful accounts at June 30, 1998 represents the write-offs of the receivables generated from the Galaxy alliance during the first quarter of 1998 as discussed in Note B to the Financial Statements. Management believes the collectibility of these receivables is remote. No such similar situation existed during the six month period ending June 30, 1997.

General and administrative expenses remained fairly stable in the aggregate among periods.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

           Exhibit 27 - Financial Data Schedule.

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




                                                   OPTIMUMCARE CORPORATION
                                                   A Delaware Corporation





Dated July 27, 1998                         By:    /s/ EDWARD A. JOHNSON
                                                   -----------------------------
                                                   Edward A. Johnson
                                                   Chairman of the Board &
                                                   Principal Financial Officer

                                 EXHIBIT INDEX



EXHIBIT             DESCRIPTION
-------             -----------
  27                Financial Data Schedule