Form 10-Q
period 1998-09-30
OPTIMUMCARE CORP /DE/
filed 1998-10-26
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM ______________________ TO ___________________

COMMISSION FILE NUMBER 0-17401

                             OPTIMUMCARE CORPORATION
               (Exact name of registrant specified in its charter)

             Delaware                                           33-0218003
--------------------------------                             -------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                              92677
--------------------------------                             -------------------

                                 (714) 495-1100
               (Registrants telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

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

                  Class                             Number of Shares Outstanding
                  -----                                 at September 30, 1998
                                                    ----------------------------
        Common Stock, $.001 par value                         6,038,997

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I         FINANCIAL INFORMATION

                                                                               Page
                                                                               ----

Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of September 30, 1998 and                      3
               December 31, 1997

               Statements of Income for the Three Months and Nine Months        4
               Ended September 30, 1998 and 1997

               Statements of Cash Flows for the Three Months and Nine           5
               Months Ended September 30, 1998 and 1997

               Notes to Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of                          8
               Financial Condition and Results of Operation


PART II        OTHER INFORMATION                                                11


SIGNATURE                                                                       12


OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)

                                                                 SEPTEMBER 30          DECEMBER 31
                                                                     1998                  1997
                                                                 -----------           -----------
ASSETS
CURRENT ASSETS
  CASH                                                           $   879,588           $   945,404
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   SEPTEMBER 30, 1998 AND $560,198 AT DECEMBER 31, 1997            1,831,281             2,186,906
  PREPAID EXPENSES                                                    48,834                49,246
  PREPAID INCOME TAXES                                               139,509                     0
                                                                 -----------           -----------
      TOTAL CURRENT ASSETS                                         2,899,212             3,181,556

  NOTES RECEIVABLE FROM OFFICER                                      274,000               274,000

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $ 121,088 AT SEPTEMBER 30, 1998
   AND $90,473 AT DECEMBER 31, 1997                                   63,244                86,685

INTANGIBLE ASSETS, LESS ACCUMULATED AMORTIZATION
  OF $1,564 AT SEPTEMBER 30, 1998 AND $1,428 AT
   DECEMBER 31, 1997                                                     511                   647

DEFERRED TAX ASSET                                                         0               334,000

OTHER ASSETS                                                          53,520                44,283

                                                                 -----------           -----------
      TOTAL ASSETS                                               $ 3,290,487           $ 3,921,171
                                                                 ===========           ===========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                               $   239,385           $   270,178
  ACCRUED VACATION                                                    76,841                65,639
  ACCRUED EXPENSES                                                   130,689               111,887
  LINE OF CREDIT                                                           0               200,000
                                                                 -----------           -----------
      TOTAL CURRENT LIABILITIES                                      446,915               647,704

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 6,849,690 SHARES ISSUED,
   6,038,997 SHARES OUTSTANDING AT SEPTEMBER 30, 1998,
   6,902,611 SHARES ISSUED AND OUTSTANDING AT
    DECEMBER 31, 1997                                                  6,850                 6,903
  PAID-IN-CAPITAL                                                  3,296,752             3,356,009
  ACCUMULATED EARNINGS/(DEFICIT)                                     310,659               (89,445)
  LESS COST OF 810,693 SHARES IN TREASURY                           (770,689)                    0
                                                                 -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                 $ 2,843,572           $ 3,273,467
                                                                 -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,290,487           $ 3,921,171
                                                                 ===========           ===========

See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30                SEPTEMBER 30
                                     -------------------------    -------------------------
                                         1998          1997           1998          1997
                                     -----------   -----------    -----------   -----------
REVENUES                             $ 2,821,533   $ 3,076,658    $ 8,949,461   $ 8,958,114
INTEREST INCOME                            6,586         1,926         18,650         4,989
                                     -----------   -----------    -----------   -----------
                                     $ 2,828,119   $ 3,078,584    $ 8,968,111   $ 8,963,103
                                     -----------   -----------    -----------   -----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED           $ 2,195,549   $ 2,302,422    $ 6,828,355   $ 6,572,782
PROVISION FOR DOUBTFUL ACCOUNTS                0             0        302,079             0
GENERAL AND ADMINISTRATIVE               387,170       396,625      1,197,202     1,200,490
INTEREST                                      95         3,205          2,401        30,570
MINORITY INTEREST                              0       (12,137)             0       (34,513)
                                     -----------   -----------    -----------   -----------
                                       2,582,814     2,690,115      8,330,037     7,769,329
                                     -----------   -----------    -----------   -----------
INCOME BEFORE INCOME TAXES               245,305       388,469        638,074     1,193,774

INCOME TAXES                              79,300       134,573        237,970       468,934
                                     -----------   -----------    -----------   -----------
  NET INCOME                         $   166,005   $   253,896    $   400,104   $   724,840
                                     ===========   ===========    ===========   ===========


BASIC EARNINGS PER SHARE             $      0.03   $      0.04    $      0.06   $      0.11
                                     ===========   ===========    ===========   ===========

DILUTED EARNINGS PER SHARE           $      0.03   $      0.04    $      0.06   $      0.10
                                     ===========   ===========    ===========   ===========

See notes to financial statements

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                              NINE MONTHS ENDING
                                                          SEPTEMBER 30   SEPTEMBER 30
                                                             1998           1997
                                                          -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                              $   400,104    $   724,840
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                              30,751         58,886
      Provision for Doubtful Accounts                         302,079              0
      Minority Interest                                             0        (34,513)
      Changes in operating assets and liabilities:
        Decrease/(Increase) in accounts receivable, net        53,546       (923,770)
        Decrease/(Increase) in prepaid expenses                   412        (23,822)
        (Increase) in other assets                             (9,237)       (12,849)
        (Increase) in prepaid income taxes                   (139,509)             0
        Decrease in deferred tax asset                        334,000              0
        (Decrease) in accounts payable                        (30,793)        67,039
        Increase in accrued vacation                           11,202              0
        Increase in accrued liabilities                        18,802        296,945
                                                          -----------    -----------
          CASH AND CASH EQUIVALENTS PROVIDED
          BY OPERATING ACTIVITIES                             971,357        152,756


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                            (7,173)       (46,812)
                                                          -----------    -----------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                      (7,173)       (46,812)

CASH FLOW FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                 (837,500)             0
  Note payable from bank                                     (200,000)      (500,000)
  Exercise of stock options                                     7,500              0
                                                          -----------    -----------
          CASH AND CASH EQUIVALENTS (USED) BY
                     FINANCING ACTIVITIES                  (1,030,000)      (500,000)

 (DECREASE) IN CASH AND CASH EQUIVALENTS                      (65,816)      (394,056)

Cash and cash equivalents at beginning of period              945,404      1,113,809
                                                          -----------    -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   879,588    $   719,753
                                                          ===========    ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

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

The prepaid income tax account at September 30, 1998 and the deferred asset account at December 31, 1997 represent the tax aspects associated with the accounts receivable from Galaxy.

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

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                             -------------------------------   -------------------------------
                             SEPT. 30, 1998   SEPT. 30, 1997   SEPT. 30, 1998   SEPT. 30, 1997
                             --------------   --------------   --------------   --------------
Numerator                      $  166,005       $  253,896       $  400,104       $  724,810
Denominator:
Denominator for basic
  earnings per share -
  weighted-average shares       6,545,334        6,895,411        6,775,662        6,860,315
Dilutive employee stock
  options                          79,025          263,009          164,565          354,300
Denominator for diluted
  earnings per share            6,624,359        7,158,420        6,940,227        7,214,615
Basic earnings per share       $      .03       $      .04       $      .06       $      .11
Diluted earnings per
  share                        $      .03       $      .04       $      .06       $      .10


NOTE D -- TREASURY STOCK

On March 19, 1998 Board of Directors of the Company approved a plan whereby the Company could purchase through open market transactions up to 500,000 shares of its common stock over the next twelve months. On September 1, 1998, Board of Directors of the Company amended the plan whereby the Company could purchase an additional 500,000 shares of its common stock through open market transactions over the next twelve months. The Company has purchased 888,614 shares of its common stock from April 21, 1998 through September 30, 1998, of which 77,921 shares have been retired at September 30, 1998.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 1998 and December 31, 1997, the Company's working capital was $2,452,297 and $2,533,852 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Galaxy receivable previously discussed in Note B of the Notes to the Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services such that there has been no significant impairment of working capital.

Cash flows from operations were $971,357 and $152,756 for the periods ended September 30, 1998 and 1997, respectively. Positive cash flow for the nine months ended September 30, 1998 was due to the net income for the period, improved collections on receivables, and the positive cash flow tax aspects associated with the write-off of the Galaxy receivable during 1998.

Cash flows used in investing activities were ($7,173) and ($46,812) for the periods ended September 30, 1998 an 1997, respectively. Funds used during both periods were expended for office furniture and equipment.

The cash flows used in financing activities were ($1,030,000) and ($500,000) for the periods ended September 30, 1998 and 1997 respectively. Funds used during 1998 were for the purchase of 888,614 shares of treasury stock as discussed in Note D of the Notes to the Financial Statements, and for pay downs on the Company's line of credit agreement with the bank, which were drawn during 1997. Funds used in 1997 were for paydowns on the Company's line of credit with the bank which were drawn during 1996.

The line of credit expires May 1, 1999. The maximum indebtedness of the line is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of September 30, 1998, approximately $1,277,750 is available for future draws on the line of credit agreement.

The Company's principal sources of liquidity for the fiscal year 1998 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company operated ten (10) programs during the three months ended September 30, 1998 and thirteen (13) programs during the three months ended September 30, 1997. Net Revenues were $2,821,533 and $3,076,658 for the three months ended September 30, 1998 and 1997, respectively. The decrease in revenues for the three months ended September 30, 1998 over September 30, 1997 is due to a number of factors. Lower revenues are somewhat due to the decrease in the number of operational programs. In addition, the Company currently operates one partial hospitalization program which is temporarily unable to generate revenue, until a suitable host facility can be found. However, high census and increased collections in patient revenues have occurred at other programs at host facilities during the third quarter of 1998, to somewhat compensate for these circumstances.

Cost of services provided were $2,196,049 and $2,302,422 for the three months ended September 30, 1998 and 1997 respectively. Costs have decreased due to the decrease in programs. In particular, significant cost reductions were achieved from the consolidation of two partial hospitalization programs which occurred during the second quarter of 1998.

Selling, general and administrative expenses for the three months ending September 30, 1998 have remained relatively stable in comparison to the three months ended September 30, 1997.

Net income was $165,505 and $253,896 for the three months ending September 30, 1998 and 1997, respectively. The decrease in net income is attributable to lower revenues offset by a decrease in operating expenses.

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

An increase in revenues should cause gross profit to rise favorably and disproportionately due to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level), costs could be disproportionately high, which would adversely impact the results of operations, and the company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting of four (4) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

The Company does not anticipate that the cost of addressing the year 2000 will be material to its financial position, operating results or cash flows. The Company intends to upgrade its general ledger accounting system effective January 1, 1999. Quotes have been sought and it is anticipated that the new system will run parallel to the current system. However, it does appear that this is a major concern for its host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities' computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation to the Company is not yet known at this point in time.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues decreased slightly for the nine months ended September 30, 1998 over the comparable nine months ended September 30, 1997.

The Company had twelve (12) operational Programs during the nine month period ended September 30, 1998 and fourteen (14) operational programs during the six month period ended September 30, 1997. The decrease in net revenues among comparative periods is due to the decrease in the number of operational programs. In addition, the Company currently operates one partial hospitalization program which is temporarily unable to generate revenue, until a suitable host facility can be found. However, high census and increased collections in patient revenues have occurred at other programs at host facilities during 1998 to somewhat compensate for these circumstances.

Although there was a decrease in revenue among comparative periods, there has been an increase in the cost of services provided. Part of the increase is due to an increase in dietary costs for certain programs which the Company began to assume responsibility for during the last half of 1997. The remainder of the increase is due to pre-operating costs that the Company has incurred in connection with two partial hospitalization programs awaiting licensure.

The provision for doubtful accounts at September 30, 1998 represents the write-offs of the receivables generated from the Galaxy alliance during the first quarter of 1998 as discussed in Note B to the Financial Statements. Management believes the collectibility of these receivables is remote. No such similar situation existed during the nine month period ending September 30, 1997.

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


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.


ITEM 5        OTHER INFORMATION

              Not applicable.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              On September 1, 1998, the Company filed a report on Form 8-K announcing an amendment to its Stock Repurchase Program authorizing the purchase of an additional 500,000 shares of its own common stock over the next twelve months.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                       OPTIMUMCARE CORPORATION
                                       A Delaware Corporation



Dated October 22, 1998                 By: /s/ EDWARD A. JOHNSON
                                           -------------------------------------
                                               Edward A. Johnson
                                               Chairman of the Board &
                                               Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

 Ex. 27.1           Financial Data Schedule