Form 10-K405
period 1998-12-31
OPTIMUMCARE CORP /DE/
filed 1999-03-30
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1998 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________________ to __________________
Commission file number 0-17401
Commission File Number: 0-17401


                             OPTIMUMCARE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                        33-0218003
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   30011 Ivy Glenn Drive, Suite 219
   Laguna Niguel, California                                   92677
   (Address of principal                                     (Zip Code)
   executive offices)

Registrant's telephone number, including area code:  (949) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
Title of Each Class                             Which Registered
-------------------                             ------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the Company on February 16, 1999 (4,658,321 shares of Common Stock) was $4,145,907 based on the average bid and asked price of the Company's voting stock on February 16, 1999.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of February 15, 1999 was:

                      Common Stock,  -  5,919,897 shares
                      $.001 par value



Documents Incorporated by Reference

None.



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

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a per patient management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility. In some instances, a fixed monthly fee and reimbursement of certain direct program costs are received. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. The health care facility pays the Company a fixed inpatient management fee per patient which averages $190 per patient inpatient day, or pays the Company a fixed outpatient management fee per visit which averages $120 per outpatient visit. In some cases, a percentage of collected revenues, a reimbursement of direct costs or a monthly fee for partial hospitalization contracts is received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

As of February 15, 1999, the Company has ten (10) Programs that are hosted by five (5) hospitals and one community mental health center: one inpatient and one partial hospitalization PsychProgram at Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, one inpatient and one partial hospitalization PsychProgram at St. Francis Medical Center, Lynwood, California, one partial hospitalization PsychProgram at Sherman Oaks Hospital and Health Center, Sherman Oaks, California, one inpatient and one partial hospitalization PsychProgram at Mission Community Hospital, San Fernando, California, one partial hospitalization PsychProgram through Citrus Valley Medical Center, West Covina, California and one partial hospitalization PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona. The Company also operates one partial hospitalization PsychProgram in Las Vegas, Nevada for which it is seeking its own license as a Community Mental Health Center (CMHC).

During January 1999, the Company was informed by the Healthcare Financing Administration that it "has been examining its process for approving new applications and final decisions have not yet been reached. Once the process is defined (expected within 60 days)" the Company will be contacted and "all efforts will subsequently be made to process the application as expeditiously as possible at that time." The Company is actively seeking the agency's approval, as it has two other locations (Long Beach, California and Portland, Oregon) where it has leased facilities for partial hospitalization programs.

On April 19, 1996, the Company completed the acquisition of a 70% interest in certain contracts of Professional Care Source, Inc. through the formation of OptimumCare Source, LLC (the LLC). OptimumCare Source, LLC provided management and other behavioral health services to skilled nursing and other similar bed & board facilities. The Company recorded a charge to earnings for the unamortized balance of goodwill during the fourth quarter of 1997 of $135,255 associated with the purchase of the interest in the LLC. This decision was due to the LLC's insignificant revenues, net losses and negative cash flow. The LLC was inactive during 1998 and is not expected to resume operations.

(b) Financial Information About Industry Segments

The Company operates in one industry segment which is the development, marketing and operation of Programs.

(c) Narrative Description of the Business

(i) and (ii) Products

OptimumCare's PsychPrograms ("PsychProgram")

The PsychProgram is a medically-supervised psychiatric care program for certain types of mental health disorders that is offered on both an inpatient, partial hospitalization and outpatient basis. The PsychProgram is directed at assisting the patient to return to a normal life. The PsychProgram is designed to treat patients with neuroses and personality disorders; however, the Company's marketing focus is to attract patients who exhibit symptoms of depression. Patients suffering from depressive mental illness manifest, among other things, loss of interest in the world generally, loss of activity and capacity to love, sadness, hopelessness, fatigue, boredom, restlessness, loss of belief in personal future, anxiety and feelings of ill-at-ease. At the outset, a patient receives a physical examination and diagnostic testing to eliminate any physical illnesses which may evidence some symptoms of mental disorders.

Each PsychProgram also includes individual and group therapy and a full daily regimen of activities including sessions for relaxation, assertiveness training, exercise and men's and women's sexual awareness. The Company estimates that the average stay for a patient in an inpatient PsychProgram is 7-10 days.

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

OptimumCare's Outpatient Services

Outpatient Services is a component of a partial hospitalization program intended for patients with long-term, chronic conditions. Treatment must, at a minimum, be designed to reduce or control the patient's psychiatric symptoms so as to prevent relapse requiring a higher level of care. For patients with long-term, chronic conditions, control of symptoms and maintenance of a functional level to avoid further deterioration or hospitalization is an acceptable expectation of improvement. "Improvement" in this context is measured by comparing the effect of continuing treatment versus discontinuing it. Meeting this criteria of improvement in patients with long-term, chronic conditions may be measured by gradually reducing the treatment and measuring the effect on the patient.

Outpatient Services is a voluntary program. Patients attend up to a maximum of 10 hours a week, as prescribed by a psychiatrist, under the direct supervision of the multi disciplinary team. Treatment includes individual and group therapy with a range of activities geared toward the individual needs of each patient. Length of stay varies, depending on the needs of the individual.

Outpatient Services provides a third level in the continuum of care that enables patients to enter an OptimumCare program at an appropriate level, then advance as their treatment progresses to a point where they feel confident, productive and able to experience life fully with minimal intervention.

Expansion of Products

The Company is seeking to expand the scope of psychological services it offers by enlarging the continuum of care it provides. The Company believes that it can more effectively market its services to managed care payors by increasing the scope of services it provides.

Staffing

The PsychProgram and Partial Hospitalization Programs are staffed by the Company with a medical director, a program manager, and in some cases, a psychologist, a chief therapist, and at least one counselor or social worker. The key staff members are the medical director and the program manager. The medical director is a licensed psychiatrist who is a staff member of the host health care facility and is engaged as an independent contractor charged with the responsibility for overseeing the administration of the Program from a medical/regulatory compliance viewpoint. In addition to the medical director who is responsible for administering the clinical aspects of the contract, the Company often engages co-medical directors in each community in which a Program is located. These co-medical directors are licensed psychiatrists or psychologists. They provide administrative assistance to a Program and represent it at various professional activities in the local community. The co-medical directors are compensated at a fixed monthly rate, depending on the amount of time they commit to supporting the Company's Programs. The Company's employees and contractors at each program are subject to approval and pre-employment screening by the host health care facility. The Company has not experienced any difficulty in locating qualified medical directors from the hospital staff to affiliate with the Company's Programs. The program manager is a full time employee of the Company and usually has completed either a bachelor's or master's degree program in psychology or social work. Program managers are officed at their respective Program's facility.

Contract Operations

The Company provides a host health care facility with staff recruitment, a two-week pre-opening in-service nurse and hospital employee training program, program management, continuing education, community education, ongoing public relations and program quality assurance.

The Company provides these training programs to the host health care facility at no charge. Typically, nursing, dietary, X-ray, laboratory, housekeeping, admissions and billing are the responsibility of the host health care facility. However, the Company has assumed some of the nursing and dietary aspects of the programs under certain contracts. The expanded scope of services has evolved from the desire of the host hospital to benefit from the Company's growing expertise in those functions.

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

It is the host health care facility's responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for the total patient days of service provided at the specified contract rate. Generally, the Company bills the host health care facility within five (5) days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients' bad debts experienced by the host health care facility.

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

Historically, CMHC's, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHC's to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that the CMHC which contracts with the Company is in compliance with the applicable requirements.

Currently proposed legislation would implement a prospective payment system for all outpatient hospital services for the calendar year beginning January 1, 2000. Proposed reimbursement rates have been determined, and their effect is not believed to be substantially different from what the hospitals are currently receiving as reimbursement.

The amount paid by Medicare is the provider's reasonable cost less a "coinsurance" of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent.

If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program has historically paid those amounts as allowable Medicare bad debts. The allowability of Medicare bad debts to providers for whom the Company manages partial hospitalization programs is significant since many of the patients in programs managed by the Company are indigent or have very limited resources. The reduction in allowable Medicare bad debts could have a materially adverse impact on Medicare reimbursement to the healthcare facilities for which the Company provides services and could further result in the restructuring or loss of contracts.

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

Marketing

The Company's marketing efforts are primarily directed toward increasing the number of management contracts by either the takeover of existing programs operated by others or the establishment of new Partial Hospitalization or PsychPrograms in geographically desirable areas. The Company believes that its ability to secure new contracts is based on its reputation as a quality provider coupled with its history of low length of patient stays resulting in less uncompensated care.

Sales calls are primarily directed at health care facilities which may be experiencing a low or declining patient census and facilities in geographically desirable areas. After a contract is obtained, the Company prepares a detailed marketing development strategy aimed at attracting patients to the Programs.

The program director for each PsychProgram at the host health care facility develops a local marketing plan, in conjunction with the program marketer and director of marketing. The marketing development strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company's overall marketing plan. The host hospital's administrative and medical staff are also encouraged to participate in community relations activities.

Direct marketing to psychiatrists, psychologists and other licensed professionals by the Company is emphasized because these individuals motivate potential patients to seek inpatient treatment for their mental health. Licensed Community Care Residential Facilities are also targeted for marketing because the residents are the ones who will require inpatient psychiatric treatment. The Company's marketing approach emphasizes the care giver to become involved in one on one communication with the professionals who will provide patient referrals. These professionals and care givers are invited to the Company sponsored community relations activities, speaker programs and continuing education seminars.

(iii) Raw Materials

Inapplicable.

(iv) Patents and Trademarks

The Company holds a federal service mark, Registration #1628745, for its trade name "OptimumCare". The Company has marketed its programs under the names "OptimumCare PsychProgram" and "OptimumCare Treatment Program".

(v) Seasonality

The Company acknowledges that patient volume appears to be susceptible to some seasonal variation. Census tends to substantially decrease near certain holidays, particularly during the fourth quarter, where individuals are more reluctant to hospitalize family members.

(vi) Working Capital Items

The Company expects to experience an initial delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities. However, this delay may vary, as in the case of the Company seeking CMHC licensure for its Las Vegas site, for which a healthcare provider/supplier application was filed with the Healthcare Financing Administration on May 29, 1998.

(vii) Dependence on a Few Customers

The Company presently has ten (10) Programs operating through five (5) hospitals and one community mental health center. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such event could have a material adverse effect on the Company. During 1998, one termination required a bad debt write-off of approximately $300,000.

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

The Company's principal competitors include Charter Medical Corporation, Comprehensive Care Corporation, Mental Health Management, PMR Corporation and Horizon Health Services, most of which have greater financial and other resources and more experience than the Company. In addition, some health maintenance organizations ("HMOs") offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, nor coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

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

The Company's medical directors are engaged to provide administrative services, including but not limited to planning the clinical program, supervising the clinical staff, establishing standards of professional care, and advising the Company and staff on questions of policy. The co-medical directors assist the medical directors in performing their duties. Although the Company has not obtained a legal opinion, it believes that the proposed agreements between the Company and its medical and co-medical directors do not violate any fee-sharing prohibitions. The federal prohibition, as it relates to the Medicare program, is found at 42 U.S.C. 1320a-7b. Such prohibitions are found in Section 650 of the California Business and Professional Code and Section 445 of the California Health and Safety Code, as well as comparable statutes in other states. However, future judicial, legislative or administrative interpretations of these arrangements could prohibit the Company from hiring professionals which could have a materially adverse effect on the Company.

Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. However, legislation has begun to recognize the need for placing mental health illness on par with other physical ailments. For example, federal legislation effective in 1998, (the Kennedy-Kassebaum bill), mandates parity with other reimbursable medical services for those who receive behavioral health care. This law raised the lifetime cap from the current $50,000 level to $1 million. The Company is practiced in administrating "managed care type" programs and is familiar with the pressures of improving productivity and reducing costs.

(xiii) Employees

As of February 16, 1999, the Company employed approximately 100 persons full-time and 70 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Inapplicable.

ITEM 2 - PROPERTIES

The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of

$1,900 which expires June 30, 1999. The Company leases additional satellite corporate offices in Culver City and Venice, California. Lease agreements provide for monthly base rents of $3,072 and $2,800 and expire November 30, 2001 and October 30, 1999 respectively. The Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,100 which expires October 14, 1999. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

The Company leases space under five separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement is on a month to month basis. The remaining agreements expire June 30, 2000, September 30, 2000, September 30, 2000 and August 14, 2002 respectively. Aggregate monthly payments total $23,107 of which $5,786 is fully reimbursed through a sublease with a host hospital. It is expected that the expiring leases and subleases will be renewed on similar terms.

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

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

(a) Market Information

The Company's common stock is currently quoted on the over the counter "OTC" electronic bulletin board under the symbol OPMC.

                                                      High Bid                           Low Bid
                                                      --------                           -------

1998:
-----
Fourth Quarter                                          59/64                             23/32
Third Quarter                                           63/64                             23/32
Second Quarter                                         1                                  25/32
First Quarter                                          1 5/16                             11/16


1997:
-----
Fourth Quarter                                         1 7/16                            1 3/16
Third Quarter                                          1 3/8                             1 1/16
Second Quarter                                         1 5/8                             1 1/8
First Quarter                                          2 3/16                            1 1/4


The listed prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) Holders

The approximate number of holders of record each class of the Company's common equity securities as of the close of business on February 15, 1999 is set forth below:

                                                           Approximate
Title of Class                                       Number of Record Holders
--------------                                       ------------------------

Common Stock, $.001 par value                                  200

The Company believes that there are approximately 800 beneficial owners of its common stock.

(c) Dividends

The Company has not paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, New York, New York.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 1998 and December 31, 1997 and for each of the fiscal years in the three year period ended December 31, 1998 are derived from the Company's Financial Statements for such years audited by Ernst & Young LLP which Financial Statements are included elsewhere herein.

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Per share amounts for all periods presented have been restated to reflect the stock dividend.

                      STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

===========================================================================================================================
                                   1998                 1997                 1996                 1995                 1994
---------------------------------------------------------------------------------------------------------------------------
NET REVENUES                $11,409,690          $12,089,398          $10,676,237           $6,027,122           $5,596,283
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                      377,133              454,350              876,716                2,070              465,045
---------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS*
PER SHARE OF
COMMON STOCK                        .06                  .07                  .14                  .00                  .08
---------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS*
PER SHARE OF
COMMON STOCK                        .06                  .06                  .13                  .00                  .07
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED NUMBER
OF SHARES
OUTSTANDING                   6,567,280            6,870,049            6,237,751            5,892,824            5,871,660
---------------------------------------------------------------------------------------------------------------------------
TOTAL DILUTED
SHARES                        6,699,648            7,194,872            6,677,156            6,388,570            6,218,113
---------------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER
COMMON SHARE                          0                    0                    0                    0                    0
===========================================================================================================================

                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31

===========================================================================================================================
                                   1998                 1997                 1996                  1995                1994
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                  3,154,744            3,953,241            3,980,307            $2,059,537          $1,814,153
---------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                2,652,044            3,213,626            3,518,003             1,731,290           1,699,801
---------------------------------------------------------------------------------------------------------------------------
CURRENT
LIABILITIES                     429,375              679,774            1,244,909               381,531             333,209
---------------------------------------------------------------------------------------------------------------------------
NET WORKING
CAPITAL                       2,222,669            2,533,852            2,273,094             1,349,759           1,366,592
---------------------------------------------------------------------------------------------------------------------------
LONG-TERM
OBLIGATIONS                           0                    0                    0               166,000                   0
===========================================================================================================================

* Earnings per share for all periods prior to 1997 have been restated to conform with the requirements of FASB statement No. 128, "Earnings Per Share".

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

(a) Liquidity and Capital Resources

At fiscal year end 1998 and 1997, the Company's working capital was $2,222,669 and 2,533,852 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

In February 1997, the Company formed an alliance with Galaxy Health Care, Inc. to develop community mental health centers. In August 1997, the Company relicensed one partial hospitalization program with Galaxy. In December 1997, an insurance reimbursement audit of Galaxy's Florida treatment sites placed Galaxy under severe working capital constraints. The Company had perfected a security interest in all funds due Galaxy arising from the operation of this program. The allowance for doubtful accounts at December 31, 1997 reserved all amounts due from Galaxy at that point in time.

During 1998, the Company learned that the magnitude of debt owed by Galaxy from this audit appeared to be extremely substantial. This caused the Company to believe that the collectibility of its receivables covered by the security interest was remote. As a result, the Company wrote off all amounts due from Galaxy during the first quarter of 1998 and terminated its relationship with the entity.

Despite the write-off of this receivable, the Company has been able to effectively manage collections on other receivables and payments for services such that there has been no significant impairment of working capital.

Cash flows from operations were $499,964 for the year ended December 31, 1998, resulting primarily from income from operations, net of an increase in accounts receivable, and a decrease in deferred tax assets. The decrease in deferred tax assets occurred from the write-off of a 1997 bad debt previously reserved, to 1998 taxable income.

Cash used in investing activities was $131,501 for the year ended December 31, 1998. Funds used in 1998 were due to an increase in a note receivable due from one officer and purchases of property and equipment.

The cash used in financing activities was $1,125,231 for the year ended December 31, 1998. Funds used during 1998 were for the purchase of treasury stock and for paydowns on the Company's line of credit agreement with a bank. The line of credit expires May 1, 1999. The maximum indebtedness of the line is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of February 15, 1999, approximately $1,325,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 1999 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

(b) Results of Operations

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

The Company operated thirteen (13) programs during the year ended December 31, 1998 and twelve (12) programs during the year ended December 31, 1997. As of February 15, 1999, the Company currently has ten (10) operating programs. These are composed of three inpatient and seven partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $11,409,690 and $12,089,398 for the years ended December 31, 1998 and 1997, respectively. This decrease is due to a greater number of programs generating revenue for a longer period of time in 1997 versus 1998. This is particularly the case with two partial hospitalization programs, one of which was consolidated into another program during the second quarter of 1998. The other program operated, but did not generate revenues during 1998. This was due to the Company's inability to find a host hospital for this location. During 1997, this program operated and generated revenue for a portion of that year. During 1999, the Company closed this program. However, it has retained the lease on this site, as it believes that a successful program can be operated from this location and is seeking its own community mental health center license for this purpose.

Cost of services provided were $8,977,538 and $8,894,987 for the years ended December 31, 1998 and 1997. Costs have remained relatively stable in the aggregate among years. However, increases in wage, insurance and benefit expense at certain individual programs have occurred, which have been offset by significant cost reductions which were achieved from the consolidation of two partial hospitalization programs which occurred during the second quarter of 1998.

The provision for uncollectible accounts decreased from the prior year primarily due to the write off of receivables generated by the Galaxy alliance previously discussed, which was terminated during the first quarter of 1998.

Selling general and administrative expenses have decreased from the prior year. This was due to lower executive bonus compensation earned in 1998 versus 1997 based on the Company's interim profitability. The decrease was also due to the change in the manner in which the Company records its workers compensation insurance costs. During 1998, these costs were directly allocated to its individual programs. This occurred due to a change in the reporting requirements of the carrier, which necessitated the Company to be classification specific among employees, and the growing magnitude of these costs. During 1997, these costs were treated as general corporate overhead.

The Company recorded a charge to earnings for the unamortized balance of goodwill during the fourth quarter of 1997 of $135,255 associated with the purchase of the interest in the LLC. This decision was due to the LLC's insignificant revenues, net losses and negative cash flow. The LLC was inactive during 1998 and is not expected to resume operations.

The Company's income taxes have remained relatively stable among years.

Net income was $377,133 and $454,350 for the years ended December 31, 1998 and 1997, respectively. The decrease was primarily attributable to lower revenues, partially offset by a decrease in bad debts, general and administrative costs and the absence of any goodwill impairment.

The Company does not know of any events which are likely to materially change the costs of operating its programs individually; however, plans to expand the number of operating programs do exist. Sites for Long Beach, California and Portland, Oregon have been retained for potential partial hospitalization programs. The Company is continuing all current service programs, and is exploring other expansion opportunities.

The Company has continued to provide a larger scope of services to its customers for a greater management fee. As a result, revenues should continue to increase and gross profit should continue to rise favorably and disproportionately to the increase in costs for such programs. Conversely, should patient census and the resulting revenue decrease (especially below the minimum break even level) costs will be disproportionately high which would adversely impact the results of operations and the Company's available resources.

The Company's revenue is expected to increase in 1999 due to an anticipated expansion in the number of operational programs. Marketing plans for expanding the volume of the business by obtaining new contracts for programs currently exist. However, it is uncertain at this time to what extent the Company's fixed costs will be impacted by this expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five (5) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent auditors of the financial statements for the fiscal year ended December 31, 1998.

The Company upgraded its general ledger accounting system to be year 2000 compliant effective January 1, 1999. The cost of addressing the year 2000 approximated $2,500 and was not material to its financial position, operating results or cash flows. However, it does appear that this is a major concern for its host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities' computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation to the Company is not yet known at this point in time.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

The Company operated twelve (12) programs during the year ended December 31, 1997 and fifteen (15) programs during the year ended December 31, 1996. As of February 17, 1998, the Company currently had twelve (12) operating programs. These were composed of three inpatient and nine partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $12,089,398 and $10,676,237 for the years ended December 31, 1997 and 1996, respectively. The increase in revenues in 1997 over 1996 was due to the increase in patient volume among periods. This occurred particularly at two programs which the Company began managing in 1996.

Cost of services provided were $8,894,987 and $8,313,317 for the years ended December 31, 1997 and 1996, respectively. The increase in the cost of services provided among years was primarily due to the increase in patient volume among years and an expanded scope of services provided in connection with certain contracts such as staffing, dietary, transportation and lease costs.

Selling, general and administrative expenses increased over the prior year due to the position change of one employee from an Inpatient Program Administrator, directly responsible for an individual program and previously included in the costs of services provided, to the Executive Vice President/Chief Operating Officer of the Company. Also contributing to the increase were higher insurance expenses associated with the Company's growing revenues and wages.

The provision for uncollectible accounts increased from the prior year primarily due to a reserve placed on the Galaxy receivables previously discussed.

During the fourth quarter, due to insignificant revenues, continued net losses and negative cash flows, associated with the LLC, the Company determined that the unamortized goodwill of $135,255 associated with the purchase of the interest in the LLC had little if any future value. Accordingly, the Company recorded a charge to earnings for the unamortized balance.

The Company's effective income tax rate increased 36% from 12% in the prior year, due to the Company's utilization of its federal net operating loss carry forwards to offset 1996 taxable income.

Net income was $454,350 and $876,716 for the years ended December 31, 1997 and 1996, respectively. The decrease was primarily attributable to an increase in the provision for uncollectible accounts.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                             OPTIMUMCARE CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                       Page
                                                                       Number


Report of Independent Auditors                                         F-4

Consolidated Balance Sheets as of December 31,                         F-5
         1998 and December 31, 1997

Consolidated Statements of Operations for the years                    F-6
         ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the                F-7
         years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the                          F-8
         year ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                             F-9 through F-19


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

NAME                                        AGE                        POSITION
----                                        ---                        --------

Edward A. Johnson                           53                Chief Executive Officer, Principal Financial
                                                              Officer, Secretary and Chairman of the Board

Mulumebet G. Michael                        50                Director, President and
                                                              Chief Operating Officer

Gary L. Dreher                              52                Director

Michael S. Callison                         60                Director, Vice President of
                                                              Corporate Development

Jon E. Jenett                               46                Director


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

(c) Identification of Certain Significant Employees

Inapplicable.

(d) Family Relationships

Inapplicable.

(e) Business Experience

Edward A. Johnson - Chairman & CEO

Mr. Johnson has spent almost his entire professional career in behavioral healthcare services and co-founded OptimumCare in 1986. As Chief Executive Officer, Mr. Johnson has overall responsibility for developing strategic program direction with the firm's current and future healthcare providers at hospitals, medical centers and community care centers. He also monitors and evaluates trends shaping the healthcare industry that will impact the Company. In response, from this larger perspective, he fashions policies, procedures and systems to maximize patient service while enhancing profitability for OptimumCare and value for its shareholders. Mr. Johnson received an M.S. degree in psychology and a B.A. degree in business from Colorado State College. He is also licensed in California as a Marriage and Family Counselor.

Mulumebet G. Michael - President, COO & Board Member

Ms. Michael joined OptimumCare in 1993 as a Program Administrator, advanced to Executive Vice President and COO in 1997, and was named President and a member of the Board of Directors in June 1998. Ms. Michael's extensive experience both as a registered nurse and in behavioral healthcare management over a sixteen year career has provided superb insight, vision and knowledge, ensuring the best behavioral health practices are incorporated into each OptimumCare program. She manages the Company's staff of more than 150 professionals and support personnel. Ms. Michael completed a four-year nursing school curriculum leading to her being a licensed nurse (RN) in three countries: America, Canada and Ethiopia. She also completed a three-year advanced hospital management program with the British Columbia Institute of Technology in Canada.

Gary L. Dreher - Director

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

Michael Callison - Vice President Corporate Development

Mr. Callison joined OptimumCare in 1990, and is responsible for sales and business development, as well as seeking out and nurturing relationships with strategic alliance partners to help the Company expand its services and coverage area. His 40 years of healthcare experience began while he attended college and worked as a psychiatric technician at a Washington state veterans hospital. Thereafter, he held positions of increasing responsibility primarily in sales and marketing with Pfizer Labs, Borg Warner Healthcare and Hill-rom, a hospital architectural and furnishing company. In 1993, he was elected to OptimumCare's board of directors. Mr. Callison received his B.A. degree in Economics from the University of Puget Sound.

Jon E. Jenett - Director

Mr. Jenett was elected to the Board of Directors during December, 1995. Since October 1998, Mr. Jenett has served as President and Chief Financial Officer of M4 Labs, Inc., which sells a suite of software and hardware products to manage video and multimedia in networked environments, including cellular and the Internet. From 1990 to 1998, Mr. Jenett served as Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public and private companies. Mr. Jenett received his B.A. degree from Harvard College and his M.B.A. from Stanford Business School.

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

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM COMPENSATION
====================================================================================================================================
                                       ANNUAL COMPENSATION                           AWARDS                PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                OTHER
NAME &                                                          ANNUAL       RESTRICTED        (#)                    ALL OTHER
PRINCIPAL                                                       COMPEN-      STOCK             OPTIONS    PAYOUTS     COMPEN-
POSITION                 YEAR     SALARY($)          BONUS($)   SATION($)    AWARDS($)         /SARS      ($)         SATION($)
------------------------------------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON,       1998     $144,000          $118,188                                    100,000               $18,304 (1)(2)
CHIEF EXECUTIVE          1997      144,000           127,474                                          0                17,526 (1)(2)
OFFICER                  1996      144,000           123,234                                    200,000                16,736 (1)(2)


MULUMEBET G              1998     $160,865          $ 63,806                                    100,000
MICHAEL                  1997      156,180           113,027                                          0
 PRESIDENT & CHIEF       1996      142,167            56,272                                    175,000
 OPERATING OFFICER


HELEN TVELIA             1998     $ 62,400          $ 71,917                                     25,000
 PROGRAM                 1997       58,020            62,868                                          0
 DIRECTOR                1996       55,500            56,733                                     25,000
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

Compensation Pursuant to Plans

Stock Option Plans

1987 Plan

The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provided for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986. The Plan terminated on July 28, 1997. The purpose of the Plan was to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. Options to purchase 25,000 shares were exercised during fiscal year ended December 31, 1998. There are currently 100,000 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

The exercise price of incentive stock options granted under the Plan was required to be not less than the fair market value of the common stock on the date of grant (110% in the case of a greater than 10% stockholder). The exercise price of nonqualified stock options could have been no less than 85% of the fair market value on the date of grant, although the Company did not intend to grant any such stock options at less than fair market value. In the discretion of the Board, the exercise price may be payable in cash, by delivery of a promissory note or in Common Stock of the Company.

The options are subject to forfeiture upon termination of employment or other relationship with the Company except by reason of death or disability and are nonassignable. Options were granted for terms up to 10 years (five years in the case of incentive stock options granted to greater than 10% stockholders). No optionee was granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeded $100,000. Options granted under the Plan to officers, employees or consultants may be exercised only while the optionee is employed or retained by the Company or within six (6) months after termination of the employment or consulting relationship by reason of death or permanent disability, and three months after termination for any other reason.

1994 Plan

On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's common stock were reserved for issuance pursuant to the plan. No options to purchase shares were exercised during fiscal year ended December 31, 1998. There are currently 200,000 shares subject to option outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

Other Options

The Company granted options to purchase 350,000 shares of common stock to various officers, directors, employees and consultants of the Company during 1998. On February 3, 1998, the Board of Directors granted options to Edward A. Johnson and Mulumebet G. Michael to each purchase 100,000 shares and granted options to Michael S. Callison, Gary L. Dreher and Jon E. Jenett to each purchase 25,000 shares. The option exercise price is $1.00. The options have a five year term and vest immediately.

During 1998, no other options previously granted were exercised.

(c) Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning Options/SARs granted during 1998 to the named individuals:

==============================================================================================================================
                                                                                          POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                         ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION
                           INDIVIDUAL GRANTS                                                   FOR OPTION TERM
------------------------------------------------------------------------------------------------------------------------------
                                        % OF TOTAL                                                                  GRANT DATE
                                        OPTIONS/SARs                                                                   PRESENT
                                        GRANTED TO         EXERCISE                                                 VALUE ($)*
                      OPTIONS/SARs      EMPLOYEES          OF BASE        EXPIRATION
    NAME                   GRANTED      IN FISCAL          PRICE                DATE         5% ($)      10% ($)
                                        YEAR               ($/SHARE)
------------------------------------------------------------------------------------------------------------------------------
EDWARD A.
JOHNSON                    100,000        28 1/2%             $1           2/3/2003         31,000       66,000        46,000
------------------------------------------------------------------------------------------------------------------------------
MULUMEBET G.
MICHAEL                    100,000        28 1/2%             $1           2/3/2003         31,000       66,000        46,000
------------------------------------------------------------------------------------------------------------------------------
HELEN TVELIA                25,000             7%             $1           2/3/2003          7,750       16,500        11,500
==============================================================================================================================

* Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company's stock. The estimated present value of each stock option is $.46 based on the following inputs:

     Stock Price (Fair Market Value) at Grant                      $1.0313
     Exercise Price                                                $1
     Expected Option Term                                          5 years
     Risk-Free Interest Rate                                       6.25%
     Stock Price Volatility                                        38%
     Dividend Yield                                                0%

The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1994 to December 31, 1998.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 1998, and presents the value of unexercised options and SARs held by the named individuals at fiscal year end:


=================================================================================================================================
                                                                                                                         VALUE OF
                                                                                             NUMBER OF            UNEXERCISED IN-
                           SHARES                                                          UNEXERCISED                  THE-MONEY
      NAME                 ACQUIRED ON                                                 OPTIONS/SARs AT            OPTIONS/SARs AT
                           EXERCISE (#)               VALUE REALIZED ($)           FISCAL YEAR-END (#)       FISCAL YEAR-END ($)*
---------------------------------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON               0                           0                          350,000                    $12,625
---------------------------------------------------------------------------------------------------------------------------------
MULUMEBET G.                    0                           0                          300,000                         $0
MICHAEL **
---------------------------------------------------------------------------------------------------------------------------------
HELEN TVELIA                    0                           0                          100,000                     $6,313
=================================================================================================================================

* The difference between fair market value at February 16, 1999 and the exercise price.

** 100,000 of options vest over five years, 40,000 of which are exercisable at 12/31/98.

(g)  Compensation of Directors

Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Michael S. Callison received $66,000 of wages as Vice President of Corporate Development in 1998. Mr. Dreher received $12,000 in marketing fees during 1998 for the marketing of the Company's programs to the hospitals during 1998.

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

(l)  STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 1998 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.


                             OptimumCare      S&P        NASDAQ
                             Corporation   Healthcare    Market
                             -----------   ----------    ------

          DEC 31, 1993           100          100         100
          DEC 31, 1994           137          106          97
          DEC 31, 1995           197          148         135
          DEC 31, 1996           241          173         166
          DEC 31, 1997           232          151         202
          DEC 31, 1998           149          124         282

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 16, 1999, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

========================================================================================================
                                           AMOUNT & NATURE OF
                NAME (1)                 BENEFICIAL OWNERSHIP                           PERCENT OF CLASS
--------------------------------------------------------------------------------------------------------
EDWARD A. JOHNSON                                 914,470 (2)                                      14.6%
--------------------------------------------------------------------------------------------------------
MULUMEBET G. MICHAEL                              269,466 (3)                                       4.4%
--------------------------------------------------------------------------------------------------------
MICHAEL S. CALLISON                               580,895 (4)                                       9.7%
--------------------------------------------------------------------------------------------------------
GARY L. DREHER                                    252,745 (5)                                       4.2%
--------------------------------------------------------------------------------------------------------
JON E. JENETT                                     134,000 (6)                                       2.2%
--------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS
AS A GROUP (5 PERSONS)                          2,151,576 (7)                                      31.6%
========================================================================================================

(1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, South Laguna, CA 92677; Ms. Michael - 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. Jenett
- 8 South Vista De La Luna, South Laguna, CA 92677.

(2) Includes presently exercisable options to purchase 350,000 shares of Common Stock. All shares are directly owned.

(3) Includes presently exercisable options to purchase 240,000 shares of Common Stock. All shares are directly owned.

(4) Includes presently exercisable options to purchase 75,000 shares of Common Stock directly held, 480,000 shares held through a revocable living trust, 17,500 shares held indirectly through an individual retirement account, 2,395 shares held indirectly through a 401K plan and 6,000 shares held as custodian for five of Mr. Callison's grandchildren.

(5) Includes presently exercisable options to purchase 125,000 shares of Common Stock and 58,890 shares directly held, with 64,210 shares held indirectly through an individual retirement account and 4,645 held indirectly through an individual retirement account of Mr. Dreher's spouse.

(6) Includes presently exercisable options to purchase 100,000 shares of Common Stock, with 34,000 shares held indirectly through an individual retirement account.

(7) Includes presently exercisable options to purchase 890,000 shares of Common Stock.

(c) Changes in Control
Inapplicable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions With Management and Others
Inapplicable.

(b) Certain Business Relationships
Inapplicable.

(c) Indebtedness of Management

The Company converted a series of short-term advances to Mr. Johnson and a $274,000 note dated December 29, 1997 into a $392,070 promissory note due from Mr. Johnson. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan.

(d) Transactions With Promoters
Inapplicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements Filed as a Part of this Report (Filed Under
Item 8 above)

                                                                                        Page
                                                                                        Number
                                                                                        ------

Report of Independent Auditors                                                          F-2

Consolidated Balance Sheets as of December 31,                                          F-3
         1998 and December 31, 1997

Consolidated Statements of Operations for the years                                     F-4
         ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the                                 F-5
         years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the                                           F-6
         year ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements.                                             F-7 through F-19

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

        3.2 Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988,
                Exhibit 3.2.

        3.3 Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.5.

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

        10.48 Lease agreement between Columbia Healthcare Corporation and the Company dated October 18, 1993 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993,
                Exhibit 10.48. (Terminated in 1998)

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

        10.56 Lease Agreement between Frank T. Howard and the Company dated May 4, 1994 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.56. (Terminated in 1998)

        10.60 Lease amendment between the Company and Laguna Niguel Office Center dated July 7, 1994 which supersedes lease dated June 23, 1988 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.60.

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

        10.69 Sublease Agreements between the Company and Huntington Beach and Medical Center dated July 1, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Terminated in 1998)

        10.70 Lease Agreement between the Company and 757 Pacific Partnership dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

        10.71 Sublease Agreement between the Company and Huntington Beach Hospital and Medical Center dated July 24, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Terminated in 1998)

        10.72 Lease Agreement between the Company and Columbia Healthcare Corporation dated September 14, 1995 which supersedes lease dated October 18, 1993, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Terminated in 1998)

        10.73 Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

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

        10.87 Lease Agreement between the Company and Laguna Niguel Office Center dated April 30, 1996 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10- K for the year ended December 31, 1996.

        10.88 Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

        10.89 Lease Agreement between the Company and Solomon, Saltzman & Jameson dated October 15, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996. (Terminated in
                1998)

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

        10.92 Staffing Agreement between the Company and Treatment Resources, Inc. dated February 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1996. (Terminated in 1998)

        10.93 Community Mental Health Center Agreements (California and Nevada) between the Company and Treatment Resources, Inc. dated February 1, 1997 (Modified), incorporated by reference from Form 10-K for the year ended December 31, 1996. (Terminated in 1998)

        10.94 Change in Terms Agreement between the Company and National Bank of Southern California dated May 15, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.95 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.96 Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.97 Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.98 Lease Agreement between the Company and Michael F. Maluccio dated August 6, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Terminated in 1998)

        10.99 Community Mental Health Center Agreement between the Company and Treatment Resources, Inc. dated August 27, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.100 Lease Agreement between the Company and Laguna Niguel Office Center dated September 5, 1997 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.101 First Lease Extension Agreement between the Company and Whittier Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.102 Lease Extension Agreement between the Company and 757 Pacific Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.103 Unanimous Written Consent dated December 29, 1997 of the Board of Directors amending the Promissory Note between the Company and Edward A. Johnson dated December 31, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.104 Agreement to terminate agreements between the Company and Galaxy Health Care, Inc. dated March 19, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.105 Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996.

        10.106 Lease Agreement between the Company and Laguna Niguel Office Center dated May 14, 1998 which supersedes lease dated June 23, 1988.

        10.107 Change in terms Agreement between the Company and Southern California Bank dated May 27, 1998.

        10.108 Lease Agreement between Whittier Narrows Business Park and the Company dated July 28, 1998.

        10.109 Lease Agreement between the Company and P.S. Business Parks, L.P. dated August 14, 1998.

        10.110 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated September 15, 1998 which supersedes Agreement dated June 1, 1997.

        10.111 Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998.

        10.112 Sublease Agreement between Citrus Valley Medical Center and the Company dated September 23, 1998.

        10.113 Lease Agreement between the Company and Coldwell Banker dated November 1, 1998.

        10.114 Amendment to the Agreement dated June 25, 1997 between Friendship Community Mental Health Center and the Company dated November 12, 1998.

        23      Consent of Independent Auditors.

        27      Financial Data Schedule

(b) Reports on Form 8-K
Inapplicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                OPTIMUMCARE CORPORATION


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




/s/ EDWARD A. JOHNSON                                March 30, 1999
--------------------------------------------
Edward A. Johnson, Chief Executive Officer
and Director (Principal Financial and
Accounting Officer)



/s/ MULUMEBET G. MICHAEL                             March 30, 1999
--------------------------------------------
Mulumebet G.  Michael, Director,
President and Chief Operating Officer


/s/ MICHAEL S. CALLISON                              March 30, 1999
--------------------------------------------
Michael S. Callison, Director



/s/ GARY L. DREHER                                   March 30, 1999
--------------------------------------------
Gary L. Dreher, Director



/s/ JON E. JENETT                                    March 30, 1999
--------------------------------------------
Jon E. Jenett, Director

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             OPTIMUMCARE CORPORATION

-----------------------------------------------------------------------------------------------------------------------------
COL. A                                COL. B                   COL. C                    COL. D                     COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                                     ---------
                                                                       Charged
                                    Balance at       Charged           to Other                                    Balance
                                    Beginning        to Costs          Accounts         Deductions                 At End
Description                         of Period        & Expenses        Describe         Describe                   of Period
-----------------------------------------------------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31, 1998

Reserves and allowances
deducted from asset accounts:

   Allowance for
   uncollectible accounts            $ 560,198       $ 334,564        $ 0               $(894,762)(1)              $ 0


YEAR ENDED
DECEMBER 31, 1997

Reserves and allowances
from asset accounts:

   Allowance for
   uncollectible accounts            $ 0             $ 602,643        $ 0               $ (42,445)(1)              $ 560,198



YEAR ENDED
DECEMBER 31, 1996

Reserves and allowances
deducted from asset accounts:

   Allowance for
   uncollectible accounts            $ 0             $ 0              $ 0               $ 0                        $ 0


(1) Uncollectable accounts written off, net of recoveries.

                              Financial Statements

                             OptimumCare Corporation

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                             OptimumCare Corporation

                              Financial Statements


                     Years ended December 31, 1998 and 1997


                                    CONTENTS

Report of Independent Auditors...............................................1

Financial Statements

Consolidated Balance Sheets..................................................2
Consolidated Statements of Income............................................3
Consolidated Statements of Stockholders' Equity..............................4
Consolidated Statements of Cash Flows........................................5
Notes to Consolidated Financial Statements...................................6

                         Report of Independent Auditors


The Stockholders and Board of Directors
OptimumCare Corporation


We have audited the accompanying consolidated balance sheets of OptimumCare Corporation and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OptimumCare Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ ERNST & YOUNG LLP


Orange County, California
March 5, 1999

                             OptimumCare Corporation

                           Consolidated Balance Sheets

                                                         DECEMBER 31
                                                 ----------------------------
                                                    1998             1997
                                                 -----------      -----------
ASSETS
Current assets:
   Cash                                          $   188,636      $   945,404
   Accounts receivable, net of allowance of
      $0 in 1998 and $560,198 in 1997              2,293,583        2,186,906
   Note receivable from officer                       78,000               --
   Prepaid expenses                                   71,537           81,316
   Deferred tax asset                                 20,288               --
                                                 -----------      -----------
Total current assets                               2,652,044        3,213,626

Note receivable from officer                         314,070          274,000

Furniture and equipment, less accumulated
   depreciation of $131,062 in 1998 and
   $90,473 in 1997                                    59,527           86,685

Deferred tax asset                                    75,817          334,000

Other assets                                          53,286           44,930
                                                 -----------      -----------
Total assets                                     $ 3,154,744      $ 3,953,241
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $   244,525      $   270,178
   Accrued vacation                                   50,720           65,639
   Accrued expenses                                  134,130          143,957
   Line of credit                                         --          200,000
                                                 -----------      -----------
Total current liabilities                            429,375          679,774

Commitments

Stockholders' equity:
   Common stock, $.001 par value:
      Authorized shares - 20,000,000
      Issued and outstanding  shares -
        5,919,897 in 1998 and 6,902,611
        in 1997                                        5,920            6,903
   Paid-in-capital                                 2,431,761        3,356,009
   Retained earnings (deficit)                       287,688          (89,445)
                                                 -----------      -----------
Total stockholders' equity                         2,725,369        3,273,467
                                                 -----------      -----------
Total liabilities and stockholders' equity       $ 3,154,744      $ 3,953,241
                                                 ===========      ===========

See accompanying notes.

                             OptimumCare Corporation

                        Consolidated Statements of Income

                                                     YEAR ENDED DECEMBER 31
                                             ---------------------------------------
                                                1998          1997          1996
                                             -----------   -----------   -----------
Net revenues                                 $11,409,690   $12,089,398   $10,676,237
Interest income                                   24,736         7,685         5,316
                                             -----------   -----------   -----------
                                              11,434,426    12,097,083    10,681,553

Operating expenses:
   Costs of services provided                  8,977,538     8,894,987     8,313,317
   Selling, general and administrative         1,505,169     1,724,942     1,343,961
   Provision for uncollectible accounts          334,564       602,643            --
   Goodwill impairment                                --       135,255            --
   Interest                                        2,401        31,906        26,544
                                             -----------   -----------   -----------
                                              10,819,672    11,389,733     9,683,822
                                             -----------   -----------   -----------

Income before income taxes                       614,754       707,350       997,731
Income taxes                                     237,621       253,000       121,015
                                             ----------    -----------   -----------
Net income                                   $   377,133   $   454,350   $   876,716
                                             ===========   ===========   ===========
Basic earnings per share                     $      0.06   $       .07   $       .14
                                             ===========   ===========   ===========
Diluted earnings per share                   $      0.06   $       .06   $       .13
                                             ===========   ===========   ===========

See accompanying notes.

                             OptimumCare Corporation

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1997 and 1998

                                                      COMMON STOCK
                                                 --------------------------       PAID-IN         RETAINED
                                                    SHARES        AMOUNT          CAPITAL         EARNINGS          TOTAL
                                                 ----------     -----------     -----------     -----------     -----------
Balance at December 31, 1995                      4,923,509     $     4,924     $ 2,927,593     $(1,420,511)    $ 1,512,006
   Exercise of stock options                        740,000             740         324,936              --         325,676
   Optimum CareSource contributed capital                --              --          21,000              --          21,000
   Payment of stock dividend                      1,122,709           1,122          (1,122)             --              --
   Net income                                            --              --              --         876,716         876,716
                                                -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1996                      6,786,218           6,786       3,272,407        (543,795)      2,735,398
   Exercise of stock options                         25,000              25           9,350              --           9,375
   Common stock issued for consulting fees           91,393              92          74,252              --          74,344
   Net income                                            --              --              --         454,350         454,350
                                                -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1997                      6,902,611           6,903       3,356,009         (89,445)      3,273,467
   Exercise of stock options                         25,000              25           7,475              --           7,500
   Purchase and retirement of treasury stock     (1,007,714)         (1,008)       (931,723)             --        (932,731)
   Net income                                            --              --              --         377,133         377,133
                                                -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1998                      5,919,897     $     5,920     $ 2,431,761     $   287,688     $ 2,725,369
                                                ===========     ===========     ===========     ===========     ===========


See accompanying notes.

                             OptimumCare Corporation

                      Consolidated Statements of Cash Flows

                                                           YEAR ENDED DECEMBER 31
                                                 -------------------------------------------
                                                     1998            1997            1996
                                                 -----------     -----------     -----------
OPERATING ACTIVITIES
Net income                                       $   377,133     $   454,350     $   876,716
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                    40,589          38,338          17,753
      Amortization                                        --          40,777          27,254
      Provision for uncollectible accounts           334,564         602,643              --
      Common stock issued as consulting fees              --          74,344              --
      Impairment of goodwill                              --         135,255              --
      Deferred taxes                                 237,895        (334,000)             --
 Changes in operating assets and liabilities:
   Increase in accounts receivable                  (441,241)       (400,530)       (852,326)
   Decrease (increase) in prepaid expenses             9,779         (34,071)          7,390
   (Increase) decrease in other assets                (8,356)         12,846         (27,207)
   (Decrease) increase in accounts payable           (25,653)         42,889          34,546
   (Decrease) increase in accrued expenses           (24,746)       (194,282)        183,020
                                                 -----------     -----------     -----------
Net cash provided by operating activities            499,964         438,559         267,146

INVESTING ACTIVITIES
Intangible asset from business acquisition                --              --        (202,878)
Purchases of equipment                               (13,431)        (51,527)        (65,632)
Deferred acquisition costs                                --              --         138,753
Note receivable from officer                        (118,070)       (119,000)             --
                                                 -----------     -----------     -----------
Net cash used in investing activities               (131,501)       (170,527)       (129,757)

FINANCING ACTIVITIES
Note payable to bank                                (200,000)       (445,812)        479,812
Purchase of treasury stock                          (932,731)             --              --
Exercise of stock options                              7,500           9,375         325,676
                                                 -----------     -----------     -----------
Net cash (used in) provided by financing          (1,125,231)       (436,437)        805,488
   activities
                                                 -----------     -----------     -----------
Net (decrease) increase in cash                     (756,768)       (168,405)        942,877
Cash at beginning of year                            945,404       1,113,809         170,932
                                                 -----------     -----------     -----------
Cash at end of year                              $   188,636     $   945,404     $ 1,113,809
                                                 ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

Interest paid                                    $     2,401     $    32,912     $    25,538

Income taxes paid                                $    11,366     $   629,000     $    95,133


See Accompanying Notes.

                             OptimumCare Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

OptimumCare Corporation (the Company) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs, which in turn pay the Company a contracted management fee. The Company's programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Optimum CareSource, LLC (discussed below). Significant intercompany transactions have been eliminated in consolidation.

BUSINESS ACQUISITION

On April 19, 1996, the Company completed the acquisition of a 70% interest in certain contracts of Professional CareSource, Inc. through the formation of Optimum CareSource, LLC (the "LLC"). The Company acquired a 70% ownership interest in the LLC and Professional CareSource, Inc. holds a 30% ownership interest in the LLC. The Company considers the LLC to be a 70% owned subsidiary of the Company. The Company paid $11,000 in cash to each of the three principals of Professional CareSource, Inc. and made an initial contribution of $50,000 to the LLC for working capital.

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

The purchase method of accounting was used to record the transaction. No tangible assets of the LLC were acquired and as such, the purchase price was allocated to intangibles to be amortized over five years.

                             OptimumCare Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS ACQUISITION (CONTINUED)

During 1997, based on recurring losses at the LLC and a lack of substantive new contracts, management determined that this goodwill was impaired and based on its estimate of discounted cash flows the Company wrote off the remaining balance of $135,000 at December 31, 1997. The impairment loss is recorded as a separate line item in operating expenses on the accompanying statements of operations.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with Statement 128 requirements. The calculation of earnings per share for all periods presented also reflects the effect of a stock dividend issued in 1996 (NOTE 6).

                             OptimumCare Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts and note receivable, accounts payable, and borrowings. The Company believes all of the financial instruments' recorded values approximate current values.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 1998, 1997, and 1996, the Company did not have any components of comprehensive income as defined in Statement No. 130.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. Statement No. 131 supercedes Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect the consolidated results of operations or financial position of the Company. The Company operates in one industry segment.

                             OptimumCare Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROFESSIONAL LIABILITY INSURANCE

Effective October 7, 1997, OptimumCare maintains an occurrence based professional liability insurance coverage of up to $500,000 per occurrence, $5,000,000 annual aggregate.

RISKS AND UNCERTAINTIES

The Company contracts with hospitals which are primarily reimbursed by Medicare and Medicaid for the majority of the company's programs. Laws and regulations governing Medicare and Medicaid reimbursement programs are complex and subject to interpretation. The Company is indirectly affected by such laws and regulations governing Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

RECLASSIFICATIONS

Certain amounts for prior periods have been reclassified to conform with the current year presentation.

2. NOTE RECEIVABLE FROM OFFICER

During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,000. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan. During 1996 the note accrued interest at the rate of 4.03%.

3. LINE OF CREDIT

The Company has a line of credit with a bank, which allows the Company to borrow up to 75% of certain qualified receivables with a maximum indebtedness of $1,500,000. The interest rate is based on the Wall Street Journal prime plus 1.25%. The weighted average interest rate was 9.60% and 9.94% in the years ended December 31, 1998 and 1997, respectively. The line of credit matures on May 1, 1999 and is collateralized by substantially all of the Company's assets. At December 31, 1998, $1,325,000 was available for future draws under the line of credit agreement, and no amounts were outstanding.

                             OptimumCare Corporation

4. EMPLOYEE BENEFIT PLAN

Effective January 1, 1997, the Company began to provide a 401(k) Plan for all employees having completed one year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to 15% of their salary through payroll deductions. OptimumCare matches 50% of the first 4% of employee contributions to the Plan through payroll deductions. Expenses associated with employer contributions were $54,181, $40,190, and $0 for 1998, 1997 and 1996, respectively.

5. LEASE COMMITMENT

The Company leases four office facilities under lease agreements that expire June 30, 1999, October 14, 1999, October 30, 1999 and November 30, 2001,
respectively. The Company also leased space under five separate lease agreements for the operation of five of its outpatient partial hospitalization psychiatric program sites, of which one agreement is on a month-to-month basis and the remaining agreements expire, June 30, 2000, September 30, 2000, September 30, 2000 and August 14, 2002, respectively. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one year are as follows:

               1999                                 262,376
               2000                                 178,464
               2001                                  83,016
               2002                                  33,840
                                                    -------
                                                    557,696
                                                    =======

Subleases with one of the Company's host hospitals exist for $121,319 of aggregate future minimum lease payments above. Sublease rental income was $87,693, $157,844 and $160,596 for the years ended December 31, 1998, 1997 and
1996, respectively. Rent expense was $354,520, $307,192 and $244,185 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. STOCKHOLDERS' EQUITY

STOCK DIVIDEND

On August 14, 1996, a 20% stock dividend was declared by the Board of Directors for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996.

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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

STOCK OPTION PLAN (CONTINUED)

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

On February 3, 1998, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 350,000 shares of its common stock at $1.00 per share. All options are vested upon grant.

A summary of stock option activity under the 1987 and 1994 Plans during 1996, 1997 and 1998 is as follows:


                                                    WEIGHTED              WEIGHTED            WEIGHTED
                                                    AVERAGE               AVERAGE             AVERAGE
                                       VARIOUS      EXERCISE     1987     EXERCISE    1994    EXERCISE
Shares under option                    NON PLAN       PRICE      PLAN      PRICE      PLAN     PRICE
                                       --------     --------   ---------  --------  -------   --------
Outstanding at December 31, 1995             --      $   --     317,500    $  .32    475,000    $.78
Granted                                 708,000        1.25     100,000      1.08         --      --
Exercised                                    --          --    (267,500)      .34   (250,000)    .66
Canceled                                     --          --          --        --         --      --
                                       --------      ------    --------    ------   --------    ----
Outstanding at December 31, 1996        708,000      $ 1.25     150,000    $  .83    225,000    $.68
Granted                                  48,000        1.51          --        --         --      --
Exercised                                    --          --     (25,000)     .375         --      --
Canceled                               (200,000)      (1.50)         --        --    (25,000)    .91
                                       --------      ------    --------    ------   --------    ----
Outstanding at December 31, 1997        556,000      $ 1.18     125,000    $  .92    200,000    $.74
Granted                                 350,000        1.00          --        --         --      --
Exercised                                    --          --     (25,000)      .30         --      --
Canceled                                     --          --          --        --         --      --
                                       --------      ------    --------    ------   --------    ----
Outstanding at December 31, 1998        906,000      $ 1.11     100,000    $1.08     200,000    $.74
                                       ========      ======    ========    ======   ========    ====

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               ---------------------------------------       -------------------------
                                                WEIGHTED-
                                                AVERAGE       WEIGHTED-                       WEIGHTED-
                                  NUMBER       REMAINING       AVERAGE          NUMBER        AVERAGE
     RANGE OF                   OUTSTANDING   CONTRACTUAL     EXERCISE        EXERCISABLE     EXERCISE
  EXERCISE PRICE                AT 12/31/98       LIFE          PRICE         AT 12/31/98       PRICE
-----------------               -----------   -----------    ---------        -----------     --------
$           .6375                125,000        .5 years       $.6375           125,000        $.6375
              .91                 50,000       1.5 years          .91            50,000           .91
              .93                 25,000       1.5 years          .93            25,000           .93
 .   901 to 1.3133                608,000       2.5 years         1.14           528,200          1.15
     1.21 to 1.81                 48,000       3.5 years         1.51            48,000          1.51
             1.00                350,000       4.5 years         1.00           350,000          1.00
-----------------              ---------       ---------      -------         ---------       -------
$.6375 to $1.3133              1,206,000       2.5 years      $  1.05         1,126,200       $  1.05
=================              =========       =========      =======         =========       =======

A total of 1,206,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 1998. A total of 52,500 options were available for future grant at December 31, 1998 under existing stock option plans.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.25%, 6.625% and 6.31%; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .38, .521, .529 for 1998 1997 and 1996, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    YEAR ENDED DECEMBER 31
                                             ------------------------------------
                                               1998         1997           1996
                                             --------     ---------      --------
Net income
   As reported                               $377,133      $454,350      $876,716
   Pro forma                                 $324,696      $425,306      $538,255

Earnings per share
   Basic as reported                         $    .06      $    .07      $    .14
   Diluted as reported                       $    .06      $    .06      $    .13
   Basic pro forma                           $    .05      $    .06      $    .09
   Diluted pro forma                         $    .05      $    .06      $    .08

Weighted average exercise price of:
   Options whose exercise price equals
     the market price of the stock on
     the grant date                          $     --      $     --      $   1.50
   Options whose exercise price is
     less than the market price of the
     stock on the grant date                 $     --      $   1.21      $   1.14
   Options whose exercise price is more
     than the market price of the stock
     on the grant date                       $      1      $   1.81      $     --

Weighted average fair value of:
   Options whose exercise price equals
     the market price of the stock on
     the grant date                          $     --      $     --      $    .80
   Options whose exercise price is less
     than the market price of the stock
     on the grant date                       $     --      $    .67      $    .75
   Options whose exercise price is more
     than the market price of the stock
     on the grant date                       $    .46      $    .52      $     --

                             OptimumCare Corporation

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1998.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      YEAR ENDED DECEMBER 31
                                            --------------------------------------
                                               1998          1997          1996
                                            ----------    ----------    ----------
Numerator: Net income                       $  377,133    $  454,350    $  876,716

Denominator:
    Denominator for basic earnings per
        share--weighted-average shares
        outstanding                          6,567,280     6,870,049     6,237,751
    Dilutive employee stock options            132,368       324,823       439,405
                                            ----------    ----------    ----------
    Denominator for diluted earnings
        per share                            6,699,648     7,194,872     6,677,156
                                            ==========    ==========    ==========
    Basic earnings per share                $      .06    $      .07    $      .14
                                            ==========    ==========    ==========
    Diluted earnings per share              $      .06    $      .06    $      .13
                                            ==========    ==========    ==========

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for shareholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996 and all stock related data in this table reflects the stock dividend for all periods presented.

                             OptimumCare Corporation

7. INCOME TAXES

A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:

                                                    1998        1997       1996
                                                 ---------   ---------   ---------

Statutory federal provision for income taxes     $ 209,000   $ 240,499   $ 339,229
Increase (decrease) in taxes resulting from:
   Change in valuation allowance                        --     (71,000)         --
   Current use of net operating loss
     carryforwards                                      --          --    (339,229)
   Federal alternative minimum tax                      --          --      14,000
   Permanent differences and other                  (5,379)     25,596          --
   State tax, net of federal benefit                34,000      57,905     107,015
                                                 ---------   ---------   ---------
                                                 $ 237,621   $ 253,000   $ 121,015
                                                 =========   =========   =========

Significant components of the provision for income taxes are as follows:

                                       1998          1997            1996
                                    ---------      ---------      ---------
Current:
   Federal                          $  (1,124)     $ 449,000      $  14,000
   State                                  850        138,000        107,015
                                    ---------      ---------      ---------
Total current                            (274)       587,000        121,015
                                    ---------      ---------      ---------
Deferred:
   Federal                            185,239       (284,000)            --
   State                               52,656        (50,000)            --
                                    ---------      ---------      ---------
Total deferred                        237,895       (334,000)            --
                                                                  ---------
                                    $ 237,621      $ 253,000      $ 121,015
                                    =========      =========      =========

                             OptimumCare Corporation

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1998, 1997 and 1996 consist of the following:

                                                   1998         1997         1996
                                                 --------     --------     --------
Net operating loss carryforwards                 $     --     $     --     $ 23,000
Alternative minimum tax credit carryforwards           --           --       18,000
Reserve for bad debts                                  --      224,000           --
Reserves and accruals not currently
   deductible for tax purposes                     20,288       53,000       23,000
Depreciation and amortization not currently
   deductible for tax purposes                     75,817       57,000        7,000
                                                 --------     --------     --------
Total deferred tax assets                        $ 96,105      334,000       71,000
Less valuation allowance                               --           --      (71,000)
                                                 --------     --------     --------
Net deferred tax asset                           $ 96,105     $334,000     $     --
                                                 ========     ========     ========

8. MAJOR CUSTOMERS

The Company is dependent upon a small number of hospitals and the loss of any contract could have a significant adverse effect on the Company's operations. Further, certain contracts are terminable on 90 days notice and if certain patient census is not maintained. Management intends to use its best efforts to retain existing contracts and expand the scope of services on these contracts, obtain new contracts, and maintain patient census at the same or higher levels than has historically been experienced.

                             OptimumCare Corporation

8. MAJOR CUSTOMERS (CUSTOMERS)

The following table summarizes the amount of revenue for each customer representing greater than 10% of total revenues for the:

                                              YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------
                                           1998                     1997
                                  ----------------------   ----------------------
                                     AMOUNT      PERCENT      AMOUNT     PERCENT
                                  -----------    -------   -----------   --------
Hospital 1                        $ 2,563,088     22.5%    $ 3,182,156     26.3%
Hospital 2                          1,381,666     12.1%      1,433,494     11.9%
Hospital 3                          4,838,421     42.3%      4,753,094     39.3%
Hospital 4                          1,396,317     12.3%      1,160,444      9.6%
Other Hospitals and Community
   Mental Health Centers            1,197,713     10.5%      1,560,210     12.9%
                                  -----------    -----     -----------    -----
                                  $11,377,205    100.0%    $12,089,398    100.0%
                                  ===========    =====     ===========    =====

In addition, these hospitals accounted for approximately $2,138,861 and $2,006,817 of accounts receivable at December 31, 1998 and 1997, respectively. Customer payments of accounts receivable are reasonably prompt and collateral is not required.

                                 Exhibit Index

    Exhibit
    Number      Description
    -------     -----------

    10.105 Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996.

    10.106      Lease Agreement between the Company and Laguna Niguel Office
                Center dated May 14, 1998 which supersedes lease dated June 23,
                1988.

    10.107      Change in terms Agreement between the Company and Southern
                California Bank dated May 27, 1998.

    10.108      Lease Agreement between Whittier Narrows Business Park and the
                Company dated July 28, 1998.

    10.109      Lease Agreement between the Company and P.S. Business Parks,
                L.P. dated August 14, 1998.

    10.110      Inpatient and Outpatient Psychiatric Unit Management Services
                Agreement between the Company and Catholic Healthcare West
                Southern California dated September 15, 1998 which supersedes
                Agreement dated June 1, 1997.

    10.111 Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998.

    10.112      Sublease Agreement between Citrus Valley Medical Center and the
                Company dated September 23, 1998.

    10.113      Lease Agreement between the Company and Coldwell Banker dated
                November 1, 1998.

    10.114      Amendment to the Agreement dated June 25, 1997 between
                Friendship Community Mental Health Center and the Company dated
                November 12, 1998.

    23          Consent of Ernst & Young LLP.

    27          Financial Data Schedule