Form 10-Q
period 1999-03-31
OPTIMUMCARE CORP /DE/
filed 1999-04-27
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1999
                  --------------

Commission File Number 0-17401
                       -------

                             OPTIMUMCARE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

          Delaware                                           33-0218003
-------------------------------                          -------------------
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                       92677
 ------------------------------                                 -----

                                 (949) 495-1100
               ---------------------------------------------------
               (Registrants telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Number of Shares Outstanding
                  -----                            ----------------------------
        Common Stock, $.001 par value                       5,919,897

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I         FINANCIAL INFORMATION
------         ---------------------

                                                                  Page
                                                                  ----
Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of March 31, 1999 and              3
               December 31, 1998

               Statements of Income for the Three Months            4
               Ended March 31, 1999 and 1998

               Statements of Cash Flows for the Three               5
               Months Ended March 31, 1999 and 1998

               Notes to Financial Statements                        6

Item 2.        Management's Discussion and Analysis of              7
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures             8
               about Market Risk


PART II        OTHER INFORMATION                                    9
-------        -----------------

SIGNATURE                                                          10
---------


OPTIMUMCARE CORPORATION
BALANCE SHEETS

(UNAUDITED)                                              MARCH 31     DECEMBER 31
                                                           1999          1998
ASSETS                                                  ----------    -----------
CURRENT ASSETS
  CASH                                                  $  172,660    $  188,636
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   MARCH 31, 1999 AND DECEMBER 31, 1998                  2,419,318     2,293,583
  NOTE RECEIVABLE FROM OFFICER                              78,000        78,000
  PREPAID EXPENSES                                          45,908        71,537
  DEFERRED TAX ASSET                                        30,052        20,288
                                                        ----------    ----------
      TOTAL CURRENT ASSETS                               2,745,938     2,652,044

  NOTES RECEIVABLE FROM OFFICER                            314,070       314,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $142,915 AT MARCH 31, 1999
   AND $131,062 AT DECEMBER 31, 1998                        56,305        59,527

DEFERRED TAX ASSET                                          69,499        75,817

OTHER ASSETS                                                52,825        53,286

                                                        ----------    ----------
      TOTAL ASSETS                                      $3,238,637    $3,154,744
                                                        ==========    ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                      $  251,091    $  244,525
  ACCRUED VACATION                                          62,673        50,720
  ACCRUED EXPENSES                                         132,792       134,130
                                                        ----------    ----------
      TOTAL CURRENT LIABILITIES                            446,556       429,375

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,919,897 SHARES ISSUED,
   AND OUTSTANDING AT MARCH 31, 1999,
   AND DECEMBER 31, 1998                                     5,920         5,920
  PAID-IN-CAPITAL                                        2,431,761     2,431,761
  RETAINED EARNINGS                                        354,400       287,688
                                                        ----------    ----------
      TOTAL STOCKHOLDERS' EQUITY                        $2,792,081    $2,725,369
                                                        ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,238,637    $3,154,744
                                                        ==========    ==========




See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      MARCH 31         MARCH 31
                                                        1999             1998
                                                     ----------       ----------
REVENUES                                             $2,497,758       $3,192,829
INTEREST INCOME                                           9,640            6,070
                                                     ----------       ----------
                                                     $2,507,398       $3,198,899
                                                     ----------       ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                           $2,043,722       $2,418,898
PROVISION FOR DOUBTFUL ACCOUNTS                               0          302,079
GENERAL AND ADMINISTRATIVE                              371,504          373,028
INTEREST                                                  1,282            2,586
                                                     ----------       ----------
                                                      2,416,508        3,096,591
                                                     ----------       ----------
INCOME BEFORE INCOME TAXES                               90,890          102,308

INCOME TAXES                                             24,179           44,820
                                                     ----------       ----------
NET INCOME                                           $   66,711       $   57,488
                                                     ==========       ==========


BASIC EARNINGS PER SHARE                             $     0.01       $     0.01
                                                     ==========       ==========

DILUTED EARNINGS PER SHARE                           $     0.01       $     0.01
                                                     ==========       ==========



See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                          THREE MONTHS ENDING
                                                          MARCH 31     MARCH 31
                                                            1999         1998
                                                         ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                             $  66,712    $  57,488
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                           11,853       10,201
      Provision for Doubtful Accounts                            0      302,079
      Deferred taxes                                        (3,446)     334,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net            (125,735)    (375,444)
        Decrease/(Increase) in prepaid expenses             25,629      (21,468)
        Decrease/(Increase) in other assets                    461     (319,693)
        Increase/(Decrease) in accounts payable              6,566      (15,098)
        Increase in accrued vacation                        11,953        9,179
        (Decrease)/Increase in accrued liabilities          (1,338)      77,750
                                                         ---------    ---------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
          BY OPERATING ACTIVITIES                           (7,345)      58,994


CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                         (8,631)      (1,098)
                                                         ---------    ---------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                   (8,631)      (1,098)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                          250,000            0
  Note payable from bank paydowns                         (250,000)    (200,000)
                                                         ---------    ---------
          CASH AND CASH EQUIVALENTS (USED) BY
                     FINANCING ACTIVITIES                        0     (200,000)

 (DECREASE) IN CASH AND CASH EQUIVALENTS                   (15,976)    (142,104)

Cash and cash equivalents at beginning of period           188,636      945,404
                                                         ---------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 172,660    $ 803,300
                                                         =========    =========




See notes to financial statements.

OPTIMUMCARE CORPORATION
-----------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE B - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            MARCH 31, 1999       MARCH 31, 1998
                                            --------------       --------------
Numerator                                      $   66,712           $   57,488

Denominator:
        Denominator for basic earnings per
         share - weighted-average shares        5,919,897            6,902,611
        Dilutive employee stock options            30,907              251,456
                                               ----------           ----------
        Denominator for diluted earnings per
         share                                  5,950,804            7,154,067
                                               ==========           ==========

        Basic earnings per share                     $.01                 $.01

        Diluted earnings per share                   $.01                 $.01


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

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 1999 and December 31, 1998, the Company's working capital was $2,299,382 and $2,222,669 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Agings of accounts receivables among periods are comparable and working capital among periods has remained stable.

Cash flows from operations were ($7,345) and $58,994 for the periods ended March 31, 1999 and 1998, respectively. Funds used during the current period were primarily due to an increase in accounts receivable. This occurred due to the time lag associated with charges billed to a new host hospital which the Company began contracting with in February 1999.

Cash flows used in investing activities were ($8,631) and ($1,098) for the periods ended March 31, 1999 and 1998, respectively. Funds used during both periods were expended for office furniture and equipment.

Cash of $250,000 was drawn and repaid under the Company's line of credit during the period ended March 31, 1999. The cash flows used in financing activities were ($200,000) for the period ended March 31, 1998. Funds used during 1998 were pay downs on the Company's line of credit agreement with a bank, which were drawn during 1997. The line of credit expires May 1, 1999. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of April 20, 1999, approximately $1,350,000 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 1999 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

The Company operated ten (10) programs during the three months ended March 31, 1999 and twelve (12) programs during the three months ended March 31, 1998. Net Revenues were $2,497,758 and $3,192,829 for the three months ended March 31, 1999 and 1998, respectively. The decrease in revenues among periods is due to the decrease in the number of operational programs.

Cost of services provided were $2,043,722 and $2,418,898 for the three months ended March 31, 1999 and 1998 respectively. Costs among periods have primarily decreased due to a smaller number of operating programs. This decrease was somewhat offset by an increase in the cost of operating one partial hospitalization program for which the Company is awaiting licensure approval as a Community Mental Health Center from the Healthcare Financing Administration.

The provision for doubtful accounts at March 31, 1998 represents the write-off of the receivables generated from an alliance with one entity during the three months ending March 31, 1998. No such similar situation existed during the three month period ending March 31, 1999.

Selling, general and administrative expenses for the three months ending March 31, 1999 and 1998 and have remained stable.

Net income was $66,711 and $57,488 for the three months ending March 31, 1999 and 1998, respectively and has remained relatively stable.

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

An increase in revenues should cause gross profit to rise favorably and disproportionately to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level), costs could be disproportionately high, which would adversely impact the results of operations, and the Company's available resources. Due to the Company's dependence on a relatively small customer base presently consisting of five (5) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

The Company upgraded its general ledger accounting system to be year 2000 compliant effective January 1, 1999. The cost of addressing the year 2000 issues approximated $2,500 and was not material to the Company's financial position, operating results or cash flows. However, it does appear that the year 2000 is a major concern for the Company's host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities' computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation to the Company is not known at this point in time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

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

           EX-27    Financial Data Schedule

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



                                              OPTIMUMCARE CORPORATION
                                              A Delaware Corporation




Dated: April 27, 1999                         By:  /s/ EDWARD A. JOHNSON
                                                   -----------------------------
                                                   Edward A. Johnson
                                                   Chairman of the Board
                                                   & Principal Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule