Form 10-Q
period 1999-06-30
OPTIMUMCARE CORP /DE/
filed 1999-08-04
CIK 820474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1999
                  -------------

Commission File Number 0-17401
                       -------


                             OPTIMUMCARE CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)


            Delaware                                          33-0218003
-------------------------------                           -------------------
(State of other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                         92677
---------------------------------------------------              --------
Address of Registrant's Principal Executive Offices              Zip Code

                                 (949) 495-1100
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)


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

                                 Yes  X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Number of Shares Outstanding
-----------------------------                       ----------------------------
Common Stock, $.001 par value                                 5,919,897

                                      INDEX

                             OPTIMUMCARE CORPORATION

                                                                     Page
                                                                     ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Balance Sheets as of June 30, 1999 and                     3
             December 31, 1998

             Statements of Income for the Three Months and              4
             Six Months Ended June 30, 1999 and 1998

             Statements of Cash Flows for the Three Months              5
             and Six Months Ended June 30, 1999 and 1998

             Notes to Financial Statements                              6

Item 2.      Management's Discussion and Analysis of                    7
             Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures                   9
             about Market Risk

PART II      OTHER INFORMATION                                         10

SIGNATURE                                                              11

OPTIMUMCARE CORPORATION

BALANCE SHEETS
(UNAUDITED)

                                                        JUNE 30       DECEMBER 31
                                                         1999            1998
                                                      ---------       -----------
ASSETS
CURRENT ASSETS
  CASH                                                $  137,841      $  188,636
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
    JUNE 30,1999 AND DECEMBER 31, 1998                 2,727,712       2,293,583
  NOTE RECEIVABLE FROM OFFICER                            78,000          78,000
  PREPAID EXPENSES                                        38,899          71,537
  DEFERRED TAX ASSET                                      34,712          20,288
                                                      ----------      ----------
      TOTAL CURRENT ASSETS                             3,017,164       2,652,044

  NOTES RECEIVABLE FROM OFFICER                          314,070         314,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $153,154 AT JUNE 30, 1999
  AND $131,062 AT DECEMBER 31, 1998                       47,602          59,527

DEFERRED TAX ASSET                                        68,235          75,817

OTHER ASSETS                                              52,825          53,286
                                                      ----------      ----------
      TOTAL ASSETS                                    $3,499,896      $3,154,744
                                                      ==========      ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $  247,631      $  244,525
  ACCRUED VACATION                                        74,595          50,720
  ACCRUED EXPENSES                                       233,580         134,130
                                                      ----------      ----------
      TOTAL CURRENT LIABILITIES                          555,806         429,375

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,919,897 SHARES ISSUED,
   AND OUTSTANDING AT JUNE 30, 1999,
   AND DECEMBER 31,1998                                    5,920           5,920
  PAID-IN-CAPITAL                                      2,431,761       2,431,761
  RETAINED EARNINGS                                      506,409         287,688
                                                      ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                      $2,944,090      $2,725,369
                                                      ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,499,896      $3,154,744
                                                      ==========      ==========

See notes to financial statements.

OPTIMUMCARE CORPORATION

STATEMENTS OF INCOME
(UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                              --------------------------      --------------------------
                                               JUNE 30         JUNE 30         JUNE 30         JUNE 30
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
REVENUES                                      $2,698,476      $2,935,099      $5,196,234      $6,127,928
INTEREST INCOME                                    8,786           5,994          18,426          12,064
                                              ----------      ----------      ----------      ----------
                                              $2,707,262      $2,941,093      $5,214,660      $6,139,992
                                              ----------      ----------      ----------      ----------
OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                     2,020,235      $2,213,908      $4,063,957      $4,632,806
PROVISION FOR DOUBTFUL ACCOUNTS                        0               0               0         302,079
GENERAL AND ADMINISTRATIVE                       406,602         436,819         778,106         810,127
INTEREST                                              40               0           1,322           2,306
                                              ----------      ----------      ----------      ----------
                                               2,426,877       2,650,727       4,843,385       5,747,318
                                              ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES                       280,385         290,366         371,275         392,674

INCOME TAXES                                     128,375         113,850         152,554         158,670
                                              ----------      ----------      ----------      ----------
NET INCOME                                    $  152,010      $  176,516      $  218,721      $  234,004
                                              ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                      $     0.03      $     0.03      $     0.04      $     0.03
                                              ==========      ==========      ==========      ==========

DILUTED EARNINGS PER SHARE                    $     0.03      $     0.03      $     0.04      $     0.03
                                              ==========      ==========      ==========      ==========

See notes to financial statements

OPTIMUMCARE CORPORATION

STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                            SIX MONTHS ENDING
                                                         -------------------------
                                                          JUNE 30        JUNE 30
                                                           1999            1998
                                                         ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                             $ 218,721       $ 234,004
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                           22,092          20,459
      Provision for Doubtful Accounts                            0         302,079
      Deferred taxes                                        (6,842)        334,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net            (434,129)       (347,941)
        (Increase) in prepaid income taxes                       0        (216,861)
        Decrease in prepaid expenses                        32,638           1,481
        Decrease in other assets                               461               0
        Increase/(Decrease) in accounts payable              3,106         (17,888)
        Increase in accrued vacation                        23,875          13,859
        Increase/(Decrease) in accrued liabilities          99,450          (1,664)
                                                         ---------       ---------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
            BY OPERATING ACTIVITIES                        (40,628)        321,528

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                        (10,167)         (5,410)
                                                         ---------       ---------
          CASH AND CASH EQUIVALENTS (USED)
            IN INVESTING ACTIVITIES                        (10,167)         (5,410)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                          250,000               0
  Note payable from bank paydowns                         (250,000)       (200,000)
  Purchase of treasury stock                                     0         (76,755)
                                                         ---------       ---------
          CASH AND CASH EQUIVALENTS (USED) BY
            FINANCING ACTIVITIES                                 0        (276,755)

(DECREASE) IN CASH AND CASH EQUIVALENTS                    (50,795)         39,363

Cash and cash equivalents at beginning of period           188,636         945,404
                                                         ---------       ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 137,841       $ 984,767
                                                         =========       =========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE B -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended             Six Months Ended
                                    -----------------------------  ------------------------------
                                    June 30, 1999   June 30, 1998  June 30, 1999    June 30, 1998
                                    -------------   -------------  -------------    -------------
Numerator                            $  152,010      $  176,516      $  218,721      $  234,004

Denominator:

Denominator for basic earnings
per share - weighted-average
shares                                5,919,897       6,882,967       5,919,897       6,892,735

Dilutive employee stock options
                                        145,959         163,215          84,772         207,336

Denominator for diluted
earnings per share                    6,065,856       7,046,182       6,004,669       7,100,071

Basic earnings per share             $      .03      $      .03      $      .04      $      .03

Diluted earnings per share
                                     $      .03      $      .03      $      .04      $      .03

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 1999 and December 31, 1998, the Company's working capital was $2,461,358 and $2,222,669 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. The Company's working capital at June 30, 1999 has increased over December 31, 1998 primarily due to an increase in one account receivable. This is due to an increase in the age of one program receivable by approximately 30 days. The Company believes that this is a temporary cash flow delay and is not indicative of an ultimate collection problem with this account.

Cash flows from operations were ($40,628) and $321,528 for the periods ended June 30, 1999 and 1998, respectively. Funds used during the current period were primarily due to financing the increase in accounts receivable from the one program, discussed above.

Cash flows used in investing activities were ($10,167) and ($5,410) for the periods ended June 30, 1999 and 1998, respectively. Funds used during both periods were expended for office furniture and equipment.

$250,000 was drawn and repaid under the Company's line of credit during the period ended June 30, 1999. The cash used in financing activities was ($276,755) for the period ended June 30, 1998. Funds used during 1998 were pay downs on the Company's line of credit agreement with a bank, which were drawn during 1997. The line of credit expires May 1, 2000. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of July 23, 1999, approximately $1,434,820 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 1999 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

The Company operated ten (10) programs during the three months ended June 30, 1999 and twelve (12) programs during the three months ended June 30, 1998. Net Revenues were $2,698,476 and $2,935,099 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues for the three months ended June 30, 1999 over June 30, 1998 is partially due to the decrease in the number of operational programs. In addition, revenues were higher in 1998 due to a particularly high census and increased collections in patient revenues at one program during the second quarter of 1998, which program was modified to a flat monthly fee in 1999.

Cost of services provided were $2,020,235 and $2,213,908 for the three months ended June 30, 1999 and 1998 respectively. Costs have decreased proportionate to the decrease in net revenues among periods.

The provision for doubtful accounts at June 30, 1999 represents the write-off of the receivables generated from an alliance with one entity during the period ending June 30, 1998. No such similar situation existed during the period ending June 30, 1999.

Selling, general and administrative expenses for the three months ending June 30, 1999 have decreased over the three months ending June 30, 1998 due to a decrease in legal fees incurred in connection with protecting the Company's trade name against use by an East Coast Healthcare Provider, during 1998.

Net income was $152,010 and $176,516 for the three months ended June 30, 1999 and 1998, respectively. The decrease in net income is attributable to lower revenues partially offset by lower costs of services provided.

The Company anticipates the costs of operating its current programs to remain similar to prior periods. Revenues are expected to increase as new programs are opened and all programs are generating revenue. The Company is actively pursuing the formation of its own Community Mental Health Centers to host certain of its partial hospitalization programs. This is a natural progression which has stemmed from the Company continually providing a larger scope of services to its customers for a greater management fee.

An increase in revenues should cause gross profit to rise favorably and disproportionately to the increase in costs for such programs. However, should patient census and the resulting revenue decrease (especially below the minimum break even level), costs could be disproportionately high, which would adversely impact the results of operations. Due to the Company's dependence on a relatively small customer base presently consisting of five (5) hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

The Company upgraded its general ledger accounting system to be year 2000 compliant effective January 1, 1999. The cost of addressing the year 2000 issues approximated $2,500 and was not material to the Company's financial position, operating results or cash flows. However, it does appear that the year 2000 is a major concern for the Company's host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities= computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation to the Company is not known at this point in time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30,
1998

Net revenues decreased approximately 15% for the six months ended June 30, 1999 over the comparable six months ended June 30, 1998.

The Company had ten (10) operational Programs during the six month period ended June 30, 1999 and twelve (12) operational programs during the six month period ended June 30, 1998. The decrease in net revenues among comparative periods is due to the decrease in the number of operational programs which decrease was partially offset by increased census at other programs.

Cost of services provided decreased approximately 12% for the six months ended June 30, 1999 over the comparable six months ended June 30, 1998. This decrease is directly attributable to the decrease in revenues among periods.

The provision for doubtful accounts at June 30, 1998 represents the write-offs of receivables generated from an alliance with one entity during the first quarter of 1998. No such similar situation existed during the six month period ending June 30, 1999.

General and administrative expenses remained fairly constant in the aggregate between such periods.

                                     PART II

                                OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Not applicable.

ITEM 2    CHANGES IN SECURITIES

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          10.115 Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999.

          10.116 Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988.

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



                                               OPTIMUMCARE CORPORATION
                                               A Delaware Corporation



Dated: August 3, 1999                          By: /s/ EDWARD A. JOHNSON
                                                   -----------------------------
                                                   Edward A. Johnson
                                                   Chairman of the Board
                                                   & Principal Financial Officer

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------
     10.115 Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999.

     10.116 Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988.

     27          Financial Data Schedule