Form 10-Q
period 1999-09-30
OPTIMUMCARE CORP /DE/
filed 1999-10-25
CIK 820474

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1999


Commission File Number 0-17401



                             OPTIMUMCARE CORPORATION
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)



                Delaware                                   33-0218003
    -------------------------------                    -------------------
    (State of other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     30011 Ivy Glenn Drive, Ste. 219
            Laguna Niguel, CA                                 92677
    -------------------------------                    -------------------


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

                                      INDEX

                             OPTIMUMCARE CORPORATION



PART I         FINANCIAL INFORMATION


                                                                                       Page
                                                                                       ----
Item 1.        Financial Statements (Unaudited)

               Balance Sheets as of September 30, 1999 and                              3
               December 31, 1998

               Statements of Income for the Three Months and                            4
               Nine Months Ended September 30, 1999 and 1998

               Statements of Cash Flows for the Three Months                            5
               and Nine Months Ended September 30, 1999 and 1998

               Notes to Financial Statements                                            6

Item 2.        Management's Discussion and Analysis of                                  8
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures                                10
               about Market Risk


PART II        OTHER INFORMATION                                                       11


SIGNATURE                                                                              12

OPTIMUMCARE CORPORATION
BALANCE SHEETS
(UNAUDITED)



                                                        SEPTEMBER 30     DECEMBER 31
                                                            1999            1998
                                                        ------------     -----------
ASSETS
CURRENT ASSETS
  CASH                                                   $  263,722      $  188,636
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   SEPTEMBER 30,1999  AND DECEMBER 31, 1998               2,746,260       2,293,583
  NOTE RECEIVABLE FROM OFFICER                               78,000          78,000
  PREPAID EXPENSES                                           29,978          71,537
  DEFERRED TAX ASSET                                         35,111          20,288
                                                         ----------      ----------
      TOTAL CURRENT ASSETS                                3,153,071       2,652,044

  NOTES RECEIVABLE FROM OFFICER                             314,070         314,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $163,268  AT SEPTEMBER 30, 1999
   AND $131,062 AT DECEMBER 31, 1998                         39,716          59,527

DEFERRED TAX ASSET                                           29,244          75,817

OTHER ASSETS                                                 52,825          53,286

                                                         ----------      ----------
      TOTAL ASSETS                                       $3,588,926      $3,154,744
                                                         ==========      ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                       $  198,598      $  244,525
  ACCRUED VACATION                                           69,501          50,720
  ACCRUED EXPENSES                                          197,551         134,130
                                                         ----------      ----------
      TOTAL CURRENT LIABILITIES                             465,650         429,375

STOCKHOLDERS' EQUITY
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,919,897 SHARES ISSUED,
   AND OUTSTANDING AT SEPTEMBER 30, 1999,
   AND DECEMBER 31,1998                                       5,920           5,920
  PAID-IN-CAPITAL                                         2,431,761       2,431,761
  RETAINED EARNINGS                                         685,595         287,688
                                                         ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                         $3,123,276      $2,725,369
                                                         ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $3,588,926      $3,154,744
                                                         ==========      ==========


See notes to financial statements.

OPTIMUMCARE CORPORATION
STATEMENTS OF INCOME
(UNAUDITED)



                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER                  SEPTEMBER
                                         1999          1998          1999          1998
                                      ----------    ----------    ----------    ----------
REVENUES                              $2,664,008    $2,821,533    $7,860,242    $8,949,461
INTEREST INCOME                            9,249         6,586        27,675        18,650
                                      ----------    ----------    ----------    ----------
                                      $2,673,257    $2,828,119    $7,887,917    $8,968,111
                                      ----------    ----------    ----------    ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED             1,994,656    $2,195,549    $6,058,613    $6,828,355
PROVISION FOR DOUBTFUL ACCOUNTS                0             0             0       302,079
GENERAL AND ADMINISTRATIVE               324,333       387,170     1,102,439     1,197,202
INTEREST                                   1,206            95         2,528         2,401
                                      ----------    ----------    ----------    ----------
                                       2,320,195     2,582,814     7,163,580     8,330,037
                                      ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES               353,062       245,305       724,337       638,074

INCOME TAXES                             173,876        79,300       326,430       237,970
                                      ----------    ----------    ----------    ----------
NET INCOME                            $  179,186    $  166,005    $  397,907    $  400,104
                                      ==========    ==========    ==========    ==========


BASIC EARNINGS PER SHARE              $     0.03    $     0.03    $     0.07    $     0.06
                                      ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE            $     0.03    $     0.03    $     0.07    $     0.06
                                      ==========    ==========    ==========    ==========


See notes to financial statements

OPTIMUMCARE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)



                                                              NINE MONTHS ENDING
                                                        SEPTEMBER 30      SEPTEMBER 30
                                                            1999              1998
                                                        ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                              $ 397,907       $   400,104
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                            32,206            30,751
      Provision for Doubtful Accounts                             0           302,079
      Deferred taxes                                         31,750           334,000
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable, net             (452,677)           53,546
        (Increase) in prepaid income taxes                        0          (139,509)
        Decrease in prepaid expenses                         41,559               412
        (Increase)/Decrease in other assets                     461            (9,237)
       (Decrease) in accounts payable                       (45,927)          (30,793)
        Increase in accrued vacation                         18,781            11,202
        Increase/(Decrease) in accrued liabilities           63,421            18,802
                                                        -----------       -----------
          CASH AND CASH EQUIVALENTS PROVIDED
          BY OPERATING ACTIVITIES                            87,481           971,357

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                         (12,395)           (7,173)
                                                        -----------       -----------
          CASH AND CASH EQUIVALENTS (USED)
                  IN INVESTING ACTIVITIES                   (12,395)           (7,173)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                           200,000                 0
  Note payable from bank paydowns                          (200,000)         (200,000)
  Purchase of treasury stock                                      0          (837,500)
  Exercise of stock options                                                     7,500
                                                        -----------       -----------
          CASH AND CASH EQUIVALENTS (USED) BY
                     FINANCING ACTIVITIES                         0        (1,030,000)

 INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                                   75,086           (65,816)

Cash and cash equivalents at beginning of period            188,636           945,404
                                                        -----------       -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 263,722       $   879,588
                                                        ===========       ===========


See notes to financial statements.

OPTIMUMCARE CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month period ended September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE B - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

========================================================================================
                              Three Months Ended                 Nine Months Ended
                         ---------------------------------------------------------------
                          September 30,   September 30,   September 30,   September 30,
                              1999            1998            1999            1998
----------------------------------------------------------------------------------------
Numerator                  $  179,186      $  166,005      $  397,907      $  400,104
----------------------------------------------------------------------------------------
Denominator:
----------------------------------------------------------------------------------------
Denominator for basic
earnings per share -
weighted-average
shares                      5,919,897       6,545,334       5,919,897       6,775,662
----------------------------------------------------------------------------------------
Dilutive employee
stock options                 155,809          79,025         105,437         164,565
----------------------------------------------------------------------------------------
Denominator for
diluted earnings per
share                       6,075,706       6,624,359       6,025,334       6,940,227
----------------------------------------------------------------------------------------
Basic earnings per         $      .03      $      .03      $      .07      $      .06
share
----------------------------------------------------------------------------------------
Diluted earnings per
share                      $      .03      $      .03      $      .07      $      .06
========================================================================================

NOTE C - NEW BUSINESS

Effective October 1, 1999, the Company entered into a contract to manage a partial hospitalization program with Rhema Behavioral Health Center, a Community Mental Health Center headquartered in Houston, Texas.

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


MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 1999 and December 31, 1998, the Company's working capital was $2,687,421 and $2,222,669 respectively. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. The Company's working capital at September 30, 1999 has increased over December 31, 1998 primarily due to an increase in accounts receivable. This is due to an increase in two program receivables with one hospital. The Company has a payment arrangement with this hospital that is dependant upon the hospital receiving payments from their intermediary for patients serviced by OptimumCare managed programs. Recently, the hospital completed a year 2000 computer conversion which caused certain billing delays. This in turn has resulted in delayed payment to the Company. The Company believes that this is a temporary cash flow delay and is not indicative of an ultimate collection problem with this hospital.

Cash flows from operations were $87,481 and $971,357 for the periods ended September 30, 1999 and 1998, respectively. Funds provided during the current period were primarily due to net income, partially offset from financing the increase in accounts receivable from one hospital, discussed above.

Cash flows used in investing activities were ($12,395) and ($7,173) for the periods ended September 30, 1999 and 1998, respectively. Funds used during both periods were expended for office furniture and equipment.

$200,000 was drawn and repaid under the Company's line of credit during the period ended September 30, 1999. The cash used in financing activities was ($1,030,000) for the period ended September 30, 1998. Funds used during 1998 were composed of $200,000 in pay downs on the Company's line of credit agreement with a bank, which were drawn during 1997 and $837,500 for the purchase of Treasury Stock during the nine months ending September 30, 1998. The line of credit expires May 1, 2000. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of October 18, 1999, approximately $1,390,227 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 1999 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

The Company operated ten (10) programs during the three months ended
September 30, 1999 and 1998. Net Revenues were $2,664,008 and $2,821,533 for the three months ended September 30, 1999 and 1998, respectively. The decrease in revenues for the three months ended September 30, 1999 over September 30, 1998 is due to certain programs which were modified to flat monthly fees in 1999. These programs earned larger revenues in 1998 due to their fee structure, which was based on census.

Cost of services provided were $1,994,656 and $2,195,549 for the three months ended September 30, 1999 and 1998 respectively. Costs have decreased due to a reduced level of services provided by the Company in connection with certain programs that had management fees which were modified to flat monthly fees in 1999. In addition, the expenses associated with the Company's partial hospitalization programs have decreased due to the mix of programs which existed during the third quarter of 1999 versus those which existed during the third quarter of 1998.

The provision for doubtful accounts at September 30, 1998 represents the write-off of the receivables generated from an alliance with one entity during the period ending September 30, 1998. No such similar situation existed during the period ending September 30, 1999.

General and administrative expenses for the three months ending September 30, 1999 have decreased over the three months ending September 30, 1998 due to a decrease in public relations costs. The Company is now performing these services internally.

Net income was $179,186 and $166,005 for the three months ended September 30, 1999 and 1998, respectively. The increase in net income is attributable to lower costs of services provided and lower general and administrative expenses partially offset by lower revenues.

The Company anticipates the costs of operating its current programs to decrease. Contract negotiations with many of the Company's host hospitals indicate that the hospitals are interested in assuming some of the services previously outsourced to the Company. Revenues are also expected to decrease if modifications to the Company's management fees occur as a result of reduced services provided. However, the Company is actively pursuing the formation of its own Community Mental Health Centers to host certain of its partial hospitalization programs. In addition, new contracts to manage programs discussed in Note C to the Financial Statements should have an opposite effect, increasing the Company's revenues and costs. The extent of the impact of these two factors on the Company's revenues and costs will depend on the relative volume of these programs to the existing programs of the Company.

Although revenues have decreased, the Company has slightly increased its gross profit by operating efficiencies. The Company is dependent on a relatively small customer base presently consisting of five (5) hospitals and two community mental health centers. The loss of any of its customers could have a significant adverse effect on the Company's operations.

The Company upgraded its general ledger accounting system to be year 2000 compliant effective January 1, 1999. The cost of addressing the year 2000 issues approximated $2,500 and was not material to the Company's financial position, operating results or cash flows. However, it does appear that the year 2000 is a major concern for the Company's host hospitals and the various insurance companies from which the hospitals receive reimbursements. The large volume, small dollar transactions processed by these entities' computer systems would most likely require reconfiguration to accommodate the year 2000. The trickle down effect of this situation has delayed payments to the Company from one hospital hosting two programs. However, the Company believes that this is a temporary cash flow delay and has sufficient resources to avoid liquidity impairment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues decreased approximately 12% for the nine months ended September 30, 1999 over the comparable nine months ended September 30, 1998.

The Company had ten (10) operational Programs during the nine month period ended September 30, 1999 and twelve (12) operational programs during the nine month period ended September 30, 1998. The decrease in net revenues among comparative periods is primarily due to the decrease in the number of operational programs.

Cost of services provided decreased approximately 11% for the nine months ended September 30, 1999 over the comparable nine months ended September 30, 1998. This decrease is attributable to the decrease in revenues among periods.

The provision for doubtful accounts at September 30, 1998 represents the write-offs of receivables generated from an alliance with one entity during the first quarter of 1998. No such similar situation existed during the nine month period ending September 30, 1999.

General and administrative expenses for the nine months ending September 30, 1999 have decreased over the nine months ending September 30, 1998 primarily due to a decrease in legal fees incurred in connection with protecting the Company's trade name against use by an East Coast Healthcare Provider, during 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           Not applicable.

ITEM 2     CHANGES IN SECURITIES

           Not applicable.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5     OTHER INFORMATION

           Not applicable.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           10.117 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991.

           10.118 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992.

           10.119 Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999.

           10.120 Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999.

           10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1, 1999.

           10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996.

           27.1      Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.







                                                   OPTIMUMCARE CORPORATION
                                                   A Delaware Corporation








Dated: October 25, 1999                       By: /s/ EDWARD A. JOHNSON
                                                  -----------------------------
                                                   Edward A. Johnson
                                                   Chairman of the Board
                                                   & Principal Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                               Description
-----------                               -----------
  10.117       Contract amendment between the Company and Huntington
               Intercommunity Hospital d/b/a Humana Hospital Huntington Beach
               dated August 1, 1999 which supersedes the contract dated November
               5, 1991.

  10.118       Contract amendment between the Company and Huntington
               Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October
               1, 1992.

  10.119       Inpatient Psychiatric Services contract amendment dated August 6,
               1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999.

  10.120       Partial Hospitalization Agreement contract amendment dated August
               6, 1999 between the Company and Huntington Intercommunity
               Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999.

  10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1,
               1999.

  10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996.

  27.1         Financial Data Schedule

