Form 10-K
period 1999-12-31
OPTIMUMCARE CORP /DE/
filed 2000-03-30
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required)

    For the fiscal year ended December 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)

    For the transition period from _____________________ to_____________________

    Commission File Number: 0-17401


                             OPTIMUMCARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             33-0218003
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    30011 Ivy Glenn Drive, Suite 219
      Laguna Niguel, California                                     92677
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (949) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                  ---------------------
      None                                                   None

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.001 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)


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

The aggregate market value of the voting stock held by non-affiliates of the Company on February 7, 2000 (4,716,743 shares of Common Stock) was $4,164,000 based on the average bid and asked price of the Company's voting stock on February 4, 2000.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of February 7, 2000 was:

               Common Stock,  - 5,908,675 shares $.001 par value

                      Documents Incorporated by Reference

                                     None.

-----------------
* This value is not intended to make any representation as to value or worth of the Company's shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

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

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility. A fixed monthly or a per patient fee is received by the Company which averages $52,000 per month or $243 per inpatient day, and $56,000 per month or $126 per outpatient visit. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. In some cases, reimbursement of direct costs are also received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

As of February 7, 2000, the Company has eleven (11) Programs that are hosted by five (5) hospitals and two community mental health centers: one inpatient and one partial hospitalization PsychProgram at Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, one inpatient and one partial hospitalization PsychProgram at St. Francis Medical Center, Lynwood, California, one partial hospitalization PsychProgram at Sherman Oaks Hospital and Health Center, Sherman Oaks, California, one inpatient and one partial hospitalization PsychProgram at Mission Community Hospital, San Fernando, California, one partial hospitalization PsychProgram through Citrus Valley Medical Center, West Covina, California, one partial hospitalization PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona and one partial hospitalization PsychProgram at Rhema Behavioral Health Center, Houston, Texas. The Company also operates one partial hospitalization PsychProgram in Las Vegas, Nevada for which it is seeking its own license as a Community Mental Health Center (CMHC).

During January 1999, the Company was informed by the Healthcare Financing Administration (HCFA) that it "has been examining its process for approving new applications and final decisions have not yet been reached." The process has been extremely tedious and long. The Company has sent packages of further documentation to HCFA during 1999 and as recently as February 2000. The Company believes that HCFA is being extremely cautious in view of certain fraud incidences which were discovered in some of the Southern states. The Company is actively seeking the agency's approval, as it has two other locations (Long Beach, California and Portland, Oregon) where it has leased facilities for partial hospitalization programs.

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

OptimumCare's Outpatient Services

Outpatient Services is a component of a partial hospitalization program intended for patients with long-term, chronic conditions. Treatment must, at a minimum, be designed to reduce or control the patient=s psychiatric symptoms so as to prevent relapse requiring a higher level of care. For patients with long-term, chronic conditions, control of symptoms and maintenance of a functional level to avoid further deterioration or hospitalization is an acceptable expectation of improvement. "Improvement" in this context is measured by comparing the effect of continuing treatment versus discontinuing it. Meeting this criteria of improvement in patients with long-term, chronic conditions may be measured by gradually reducing the treatment and measuring the effect on the patient.

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

Currently proposed legislation would implement a prospective payment system for all outpatient hospital services at some point during calendar year 2000. Proposed reimbursement rates have been determined, and their effect is not believed to be substantially different from what the hospitals are currently receiving as reimbursement.

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

The program director for each PsychProgram at the host health care facility develops a local plan, in conjunction with the program community liaison. The strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company=s overall plan. The host hospital's administrative and medical staff are also encouraged to participate in community relations activities.

Direct contact with psychiatrists, psychologists and other licensed professionals by the Company is emphasized because these individuals motivate potential patients to seek inpatient treatment for their mental health. Licensed Community Care Residential Facilities are also targeted because the residents are the ones who will require inpatient psychiatric treatment. The Company=s approach emphasizes the care giver to become involved in one on one communication with the professionals who will provide patient referrals. These professionals and care givers are invited to the Company sponsored community relations activities, speaker programs and continuing education seminars.

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

(vii) Dependence on a Few Customers

The Company presently has eleven (11) Programs operating through five (5) hospitals and two community mental health centers. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such events could have a material adverse effect on the Company. On October 27, 1999, the Company was informed by Friendship Community Mental Health Center (FCMHC) that it received an adjustment to its cost report for the period ending June 30, 1997 of approximately $300,000 for its Medicare program. The majority of the adjustment pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). FCMHC is in the process of contesting HCFA=s findings. Since FCMHC does not have the funds to pay the audit assessment, HCFA is currently withholding all payments to FCMHC for patients serviced by the program. As a result, FCMHC has not been able to pay the Company=s management fees. The Company has written off approximately $300,000 in accounts receivable related to this event. The Company has a contract with FCMHC which expires April 2002. The Company intends to terminate this contract with FCMHC unless a favorable settlement between FCMHC and HCFA can be reached. During 1998, one contract termination also required a bad debt write-off of approximately $300,000.

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

Other health care facilities offer comparable programs which compete with the Company's Programs in each service area. The Company believes, however, that in general its community awareness efforts are primarily effective within a ten
(10) mile radius around the host hospital and that patients outside such radius are not directly affected by such advertising unless their personal physician has admitting privileges and recommends the Company's program at that host hospital.

The Company believes that the principal competitive factors in obtaining contracts with health care facilities are experience, reputation for quality programs, the availability of program support services and price. The primary competitive factors in attracting referral sources and patients are reputation, record of success, quality of care and location and scope of services offered by a host health care facility. The Company implements active promotional programs and believes it is competitive in attracting referral sources and patients based on these factors.

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

(xiii) Employees

As of February 7, 2000, the Company employed approximately 78 persons full-time and 39 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Inapplicable.

ITEM 2 - PROPERTIES

The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,010 which expires June 30, 2000. The Company leases additional satellite corporate offices in Culver City and Venice, California. The lease agreement for Culver City, California provides for a monthly base rent of $3,072 and expires November 30, 2001. The lease agreement for Venice, California provides for a monthly base rent of $2,800 and is on a month-to-month basis. The Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,139 which expires October 31, 2000. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

The Company leases space under five separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement is between the Lessor and the Community Mental Health Center. However, the Company is obligated to pay the lease costs for the program, under its contract with the facility which expires November 30, 2003. The remaining agreements expire June 30, 2000, September 30, 2000, September 30, 2000 and August 14, 2002 respectively. Aggregate monthly payments total $22,987 of which $5,474 is fully reimbursed through a sublease with a host hospital. It is expected that the expiring leases and subleases will be renewed on similar terms.

ITEM 3 - LEGAL PROCEEDINGS

Inapplicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

(a) Market Information

The Company's common stock is currently quoted on the over the counter "OTC" electronic bulletin board under the symbol OPMC.


                                           High Bid            Low Bid
                                           --------            -------
1999:

Fourth Quarter                                 7/8                1/2
Third Quarter                                59/64                3/4
Second Quarter                               51/64                1/2
First Quarter                                59/64               21/32

1998:

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

(b) Holders

The approximate number of holders of record each class of the Company's common equity securities as of the close of business on February 7, 2000 is set forth below:

                                                    Approximate
      Title of Class                         Number of Record Holders
-----------------------------                ------------------------
Common Stock, $.001 par value                           225

(c) Dividends

The Company has not paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, New York, New York.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 1999 and December 31, 1998 and for each of the fiscal years in the three year period ended December 31, 1999 are derived from the Company's Financial Statements for such years which were audited by Lesley, Thomas, Schwarz & Postma, Inc. for the period ended December 31, 1999 and audited by Ernst & Young, LLP for the years ended December 31, 1998 and 1997, which Financial Statements are included elsewhere herein.

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Per share amounts for all periods presented have been restated to reflect the stock dividend.

                       STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

                                           1999             1998             1997              1996             1995
                                        -----------      -----------      -----------       -----------       ----------
NET REVENUES                            $10,553,427      $11,409,690      $12,089,398       $10,676,237       $6,027,122

NET INCOME                                  365,798          377,133          454,350           876,716            2,070

BASIC EARNINGS* PER SHARE OF
  COMMON STOCK                                  .06              .06              .07               .14              .00

DILUTED EARNINGS* PER SHARE
  OF COMMON STOCK                               .06              .06              .06               .13              .00

WEIGHTED NUMBER OF SHARES
  OUTSTANDING                             5,910,939        6,567,280        6,870,049         6,237,751        5,892,824

TOTAL DILUTED SHARES                      6,028,496        6,699,648        7,194,872         6,677,156        6,388,570

CASH DIVIDENDS PER COMMON SHARE                   0                0                0                 0                0


                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31

                                           1999             1998             1997              1996             1995
                                        -----------      -----------      -----------       -----------       ----------

TOTAL ASSETS                            $3,462,345        $3,154,744       $3,953,241        $3,980,307       $2,059,537

CURRENT ASSETS                           3,115,702         2,652,044        3,213,626         3,518,003        1,731,290

CURRENT LIABILITIES                        415,182           429,375          679,774         1,244,909          381,531

NET WORKING CAPITAL                      2,700,520         2,222,669        2,533,852         2,273,094        1,349,759

LONG-TERM OBLIGATIONS                            0                 0                0                 0          166,000

------------------
* Earnings per share for all periods prior to 1997 have been restated to conform with the requirements of FASB statement No.128, "Earnings Per Share".

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

(a) Liquidity and Capital Resources

At fiscal year end 1999 and 1998, the Company's working capital was $2,700,520 and $2,222,669 respectively. The increase in working capital for the year is primarily due to the Company=s net income. Much of this income is in accounts receivable. There has been an increase in the Company=s accounts receivable balances among periods, particularly with two programs licensed through one hospital. During 1999, this hospital paid its management fees in approximately 30 days longer time than it did in 1998. The Company believes this was principally due to a computer conversion by the hospital during 1999 and is not indicative of an ultimate collection problem. The nature of the Company's business does require significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of approximately $300,000 pertaining to one contract, the company has preserved its working capital. On October 27, 1999, the Company was informed by Friendship Community Mental Health Center (FCMHC) that it received an adjustment to its cost report for the period ending June 30, 1997 of approximately $300,000 for its Medicare program. The majority of the adjustment pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). FCMHC is in the process of contesting HCFA=s findings. Since FCMHC does not have the funds to pay the audit assessment, HCFA is currently withholding all payments to FCMHC for patients serviced by the program. As a result, FCMHC has not been able to pay the Company=s management fees. The Company has written off approximately $300,000 in accounts receivable related to this event. The Company has a contract with FCMHC which expires April 2002. The Company intends to terminate this contract with FCMHC unless a favorable settlement between FCMHC and HCFA can be reached.

Cash flows from operations were $150,990 for the year ended December 31, 1999, resulting from net income partially offset by an increase in accounts receivable.

Cash used in investing activities was $12,395 for the year ended December 31, 1999. Funds used in 1999 were for purchases of office equipment.

The cash used in financing activities was $44,004 for the year ended December 31, 1999. Funds used during 1999 were for the purchase of 50,000 shares of treasury stock subsequently retired. The Company has a line of credit which expires May 1, 2000. The maximum indebtedness of the line is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of February 7, 2000, approximately $1,310,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 2000 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

(b) Results of Operations

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

The Company operated eleven (11) programs during the year ended December 31, 1999 and thirteen (13) programs during the year ended December 31, 1998. As of February 7, 2000, the Company currently has three inpatient and eight partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $10,553,427 and $11,409,690 for the years ended December 31, 1999 and 1998, respectively. The decrease is due to changes in the management fee agreements between the Company and two hospitals, as well as, a decrease in the number of operating programs.

Cost of services provided were $8,202,445 and $8,977,538 for the years ended December 31, 1999 and 1998. This decrease is due to changes in the services provided between the Company and two hospitals, as well as, a decrease in the number of operating programs.

The provision for uncollectible accounts remained stable among years.

Selling general and administrative expenses have decreased slightly from the prior year. This was due to lower legal fees in 1999 over 1998, incurred in connection with protecting the Company=s trade name against use by an East Coast healthcare provider, during 1998.

The Company's income taxes have increased in 1999 over 1998 due to tax write-offs of bad debts in 1998 pertaining to receivables which were reserved and expensed in 1997 for financial statement purposes.

Net income was $365,798 and $377,133 for the years ended December 31, 1999 and 1998, respectively. The decrease was primarily attributable to lower revenues, partially offset by a decrease in cost of services provided.

The Company has recently restructured many of its contracts with its host hospitals. Most contracts now provide for fixed monthly management fees, which although are based on census levels in theory, should not materially vary unless census significantly changes. The modifications have and will continue to reduce the Company=s revenues in 2000. However, many of the host hospitals have agreed to assume some of the services (primarily nursing) which the Company has historically provided. As a result, the Company=s cost of services provided should also decrease in 2000.

The Company expects to achieve an expansion in the number of operational programs in 2000. Sites in Long Beach, California and Portland, Oregon have been retained for potential partial hospitalization programs. Marketing plans for expanding the volume of the business by obtaining new contracts with host hospitals and community mental health centers for programs also exist. However, it is uncertain at this time, to what extent the Company's fixed costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and two community mental health centers, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent auditors of the financial statements for the fiscal year ended December 31, 1999.

The Company upgraded its general ledger accounting system to be year 2000 compliant effective January 1, 1999. The cost of addressing the year 2000 issues approximated $2,500 and was not material to the Company=s financial position, operating results or cash flows. However, it does appear that the year 2000 was a major concern for the Company=s host hospitals who had to implement new computer systems to accommodate the year 2000. The trickle down effect of this situation has delayed payments to the Company from one hospital hosting two programs previously discussed. However, the Company believes that this is a temporary cash flow delay and has sufficient resources to avoid liquidity impairment.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

The Company operated thirteen (13) programs during the year ended December 31, 1998 and twelve (12) programs during the year ended December 31, 1997. As of February 15, 1999, the Company had ten (10) operating programs. These were composed of three inpatient and seven partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $11,409,690 and $12,089,398 for the years ended December 31, 1998 and 1997, respectively. This decrease was due to a greater number of programs generating revenue for a longer period of time in 1997 versus 1998. This was particularly the case with two partial hospitalization programs, one of which was consolidated into another program during the second quarter of 1998. The other program operated, but did not generate revenues during 1998. This was due to the Company=s inability to find a host hospital for this location. During 1997, this program operated and generated revenue for a portion of that year.

Cost of services provided were $8,977,538 and $8,894,987 for the years ended December 31, 1998 and 1997. Costs remained relatively stable in the aggregate among years. However, increases in wage, insurance and benefit expense at certain individual programs occurred, which were offset by significant cost reductions that were achieved from the consolidation of two partial hospitalization programs which occurred during the second quarter of 1998.

The provision for uncollectible accounts decreased from the prior year primarily due to the write off of receivables generated an alliance with one entity, which was terminated during the first quarter of 1998.

Selling general and administrative expenses decreased from the prior year. This was due to lower executive bonus compensation earned in 1998 versus 1997 based on the Company=s interim profitability. The decrease was also due to the change in the manner in which the Company records its workers compensation insurance costs. During 1998, these costs were directly allocated to its individual programs. This occurred due to a change in the reporting requirements of the carrier, which necessitated the Company to be classification specific among employees, and the growing magnitude of these costs. During 1997, these costs were treated as general corporate overhead.

The Company recorded a charge to earnings for the unamortized balance of goodwill during the fourth quarter of 1997 of $135,255 associated with the purchase of the interest in the LLC. This decision was due to the LLC=s insignificant revenues, net losses and negative cash flow. The LLC was inactive during 1998 and has not resumed operations.

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

Immaterial.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OPTIMUMCARE CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                 Page Number
                                                               ---------------

Reports of Independent Auditors                                F-1 through F-2

Consolidated Balance Sheets as of December 31,                 F-3 through F-4
   1999 and December 31, 1998

Consolidated Statements of Income for the years
   ended December 31, 1999, 1998 and 1997                      F-5

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1999, 1998 and 1997                F-6

Consolidated Statements of Cash Flows for the
   year ended December 31, 1999, 1998 and 1997                 F-7 through F-8

Notes to Consolidated Financial Statements                     F-9 through F-18

Financial Statement Schedule                                   F-19 through F-21

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 17, 2000, the Registrant determined that the firm of Ernst & Young LLP would be dismissed as the Registrant's principal accountant and would not be engaged to conduct the audit of the Registrant's financial statements for the fiscal year ended December 31, 1999.

         Ernst & Young LLP's reports on the financial statements of the Registrant for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Registrant's financial statements for each of the two years ended December 31, 1998, and in the subsequent interim period through January 17, 2000, there were no disagreements between the Registrant and Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter in their report.

         The decision to change accountants was not approved by the board of directors of the Registrant.

         On January 17, 2000, the Registrant engaged Lesley, Thomas, Schwartz & Postma, Inc. as its principal accountant to audit its financial statements for the year ended December 31, 1999. During the Registrant's two most recent fiscal years, the Registrant has not consulted with Lesley, Thomas, Schwartz & Postma, Inc. on the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:


NAME                              AGE                                POSITION
----                              ---                                --------
Edward A. Johnson                  54                Chief Executive Officer, Principal Financial
                                                     Officer, Secretary and Chairman of the Board

Mulumebet G. Michael               51                Director, President and Chief Operating Officer

Gary L. Dreher                     53                Director

Michael S. Callison                61                Director

Jon E. Jenett                      47                Director

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

(c) Identification of Certain Significant Employees

Inapplicable.

(d) Family Relationships

Inapplicable.

(e) Business Experience

Edward A. Johnson - Chairman & CEO

Mr. Johnson has spent almost his entire professional career in behavioral healthcare services and co-founded OptimumCare in 1986. As Chief Executive Officer, Mr. Johnson has overall responsibility for developing strategic program direction with the firm=s current and future healthcare providers at hospitals, medical centers and community care centers. He also monitors and evaluates trends shaping the healthcare industry that will impact the Company. In response, from this larger perspective, he fashions policies, procedures and systems to maximize patient service while enhancing profitability for OptimumCare and value for its shareholders. Mr. Johnson received an M.S. degree in psychology and a B.A. degree in business from Colorado State College. He is also licensed in California as a Marriage and Family Counselor.

Mulumebet G.  Michael - President, COO & Board Member

Ms. Michael joined OptimumCare in 1993 as a Program Administrator, advanced to Executive Vice President and COO in 1997, and was named President and a member of the Board of Directors in June 1998. Ms. Michael=s extensive experience both as a registered nurse and in behavioral healthcare management over a sixteen year career has provided superb insight, vision and knowledge, ensuring the best behavioral health practices are incorporated into each OptimumCare program. She manages the Company=s staff of more than 150 professionals and support personnel. Ms. Michael completed a four-year nursing school curriculum leading to her being a licensed nurse (RN) in three countries: America, Canada and Ethiopia. She also completed a three-year advanced hospital management program with the British Columbia Institute of Technology in Canada.

Gary L. Dreher - Director

Mr. Dreher was elected to the Board of Directors during September 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. He is President, Chief Executive Officer and a Director of AMDL, an inventor and marketer of state-of-the-art diagnostic kits. AMDL is a public company traded on the OTC - Electronic Bulletin Board. Prior to this, Mr. Dreher was President of Medical Market International, a marketing and management services company he co-founded. Mr. Dreher also served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests, from 1992 to 1996. Mr. Dreher has 29 years experience in the healthcare industry.

Michael Callison - Director

Mr. Callison was elected to the Board of Directors in September 1993. From 1990 to 1999, he was responsible for sales and business development, as well as seeking out and nurturing relationships with strategic alliance partners to help the Company expand its services and coverage area. His 40 years of healthcare experience began while he attended college and worked as a psychiatric technician at a Washington state veteran=s hospital. Thereafter, he held positions of increasing responsibility primarily in sales and marketing with Pfizer Labs, Borg Warner Healthcare and Hill-rom, a hospital architectural and furnishing company. Mr. Callison received his B.A. degree in Economics from the University of Puget Sound.

Jon E. Jenett - Director

Mr. Jenett was elected to the Board of Directors during December 1995. Mr. Jenett is an Independent Consultant specializing in startups and high growth companies. From October 1998 to April 1999, Mr. Jenett served as President and Chief Financial Officer of M4 Labs, Inc., which sells a suite of software and hardware products to manage video and multimedia in networked environments, including cellular and the Internet. From 1990 to 1998, Mr. Jenett served as Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public and private companies. Mr. Jenett received his B.A. degree from Harvard College and his M.B.A from Stanford Business School.

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

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                    --------------------------------
                                   ANNUAL COMPENSATION                     AWARDS           PAYOUTS
                       -------------------------------------------  --------------------    --------
NAME AND                                                 OTHER       RESTRICTED    (#)
PRINCIPAL                                                ANNUAL        STOCK     OPTIONS/   PAYOUTS      ALL OTHER
POSITION               YEAR   SALARY($)    BONUS($)  COMPENSATION($)  AWARDS($)    SARs       ($)      COMPENSATION($)
------------------     ----   ---------   ---------  --------------- ----------  --------   -------    ---------------
EDWARD A. JOHNSON,     1999   $204,000    $ 98,847                                450,000                $17,906(1)(2)
CHIEF EXECUTIVE        1998    144,000     118,188                                100,000                 18,304(1)(2)
OFFICER                1997    144,000     127,474                                      0                 17,526(1)(2)


MULUMEBET G. MICHAEL   1999   $167,841    $ 83,201                                400,000
 PRESIDENT & CHIEF     1998    160,865      63,806                                100,000
 OPERATING OFFICER     1997    156,180     113,027                                      0

HELEN TVELIA           1999   $ 59,479    $ 83,087                                100,000
 PROGRAM               1998     62,400      71,917                                 25,000
 DIRECTOR              1997     58,020      62,868                                      0

------------------
 #  NUMBER OF UNITS
 $  DOLLAR AMOUNTS
(1) CAR ALLOWANCE
(2) LIFE INSURANCE PREMIUMS

Other Compensation

In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

Compensation Pursuant to Plans

Stock Option Plans

1987 Plan

The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provided for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986. The Plan terminated on July 28, 1997. The purpose of the Plan was to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. No options to purchase shares were exercised during fiscal year ended December 31, 1999. There are currently 100,000 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

1994 Plan

On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's common stock were reserved for issuance pursuant to the plan. Options to purchase 50,000 shares were exercised during fiscal year ended December 31, 1999. There are currently 75,000 shares subject to option outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

Other Options

The Company granted options to purchase 1,433,000 shares of common stock to various officers, directors and employees of the Company during 1999. On April 19, 1999, the Board of Directors granted options to Edward A. Johnson and Mulumebet G. Michael to each purchase 100,000 shares and granted options to Michael S. Callison to purchase 75,000 shares. The option exercise price is $.65. The options have a five year term and vest immediately. On December 15, 1999, the Board of Directors granted options to Edward A. Johnson to purchase 350,000 shares, granted options to Mulumebet Michael to purchase 300,000 shares, granted options to Gary L. Dreher to purchase 75,000 shares and granted options to Michael S. Callison and Jon Jenett to each purchase 25,000 shares. The option exercise price is $.62. The options have a five year term and vest immediately.

During 1999, no other options previously granted were exercised.

(c) Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning Options/SARs granted during 1999 to the named individuals:

                                                                                         POTENTIAL
                                                                                        REALIZABLE
                                                                                           VALUE
                             INDIVIDUAL GRANTS                                           AT ASSUMED
---------------------------------------------------------------------------------      ANNUAL RATES OF
                                         % OF TOTAL                                      STOCK PRICE        GRANT DATE
                                         OPTIONS/SARS                                   APPRECIATION       PRESENT VALUE
                                         GRANTED TO     EXERCISE OF                    FOR OPTION TERM      GRANT DATE
                           OPTIONS/SARS  EMPLOYEES IN   BASE PRICE     EXPIRATION    -------------------      PRESENT
     NAME                    GRANTED     FISCAL YEAR    ($/SHARE)         DATE        5%($)      10%($)      VALUE($)*
-----------------          ------------- ------------   -----------    ----------    ------      -------   -------------
EDWARD A. JOHNSON           350,000           24%          $.65         4/19/2004    66,500      143,500      101,500
                            100,000            7%          $.62        12/15/2004    18,000       39,000       28,000

MULUMEBET G.  MICHAEL       300,000           21%          $.65         4/19/2004    57,000      123,000       87,000
                            100,000            7%          $.62        12/15/2004    18,000       39,000       28,000

HELEN TVELIA                100,000            5%          $.65         4/19/2004    19,000       41,000       29,000

--------------------

* Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company=s stock. The estimated present value of each stock option is $.29 for the April 19, 1999 grant and $.28 for the December 15, 1999 grant based on the following inputs:

                                                        4/19/99        12/15/99
                                                         GRANT          GRANT
                                                        -------        --------
         Stock Price (Fair Market Value) at Grant       $.6563          $.625
         Exercise Price                                 $ .65           $ .62
         Expected Option Term                           5 years         5 years
         Risk-Free Interest Rate                         6.25%          6.13%
         Stock Price Volatility                          39.8%          39.8%
         Dividend Yield                                     0%             0%

The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1995 to December 31, 1999.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 1999, and presents the value of unexercised options and SARS held by the named individuals at fiscal year end:

                                                                                       VALUE OF
                                                                      NUMBER OF       UNEXERCISED
                                                                     UNEXERCISED      IN-THE-MONEY
                                                                    OPTIONS/SARS      OPTIONS/SARS
                              SHARES ACQUIRED        VALUE            AT FISCAL         AT FISCAL
     NAME                     ON EXERCISE(#)      REALIZED($)       YEAR-END(#)      YEAR-END($)*
     ----                     ---------------     -----------       ------------     -------------
EDWARD A. JOHNSON                50,000             $31,875           750,000          $104,250

MULUMEBET G. MICHAEL **               0                   0           700,000            93,000

HELEN TVELIA                          0                   0           200,000            28,438

---------------
 * The difference between fair market value at February 4, 2000 and the exercise price.

** 100,000 of options vest over five years, 60,000 of which are exercisable at 12/31/99.

(g) Compensation of Directors

Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Michael S. Callison received $37,500 of wages as Vice President of Corporate Development in 1999. Mr. Dreher received $12,000 in marketing fees during 1999 for the marketing of the Company's programs to the hospitals during 1999.

(k) Board Compensation Committee Report on Executive Compensation

The entire Board of Directors is responsible for determining the Chief Executive Officer's compensation. The Board's philosophy has been to offer a stable base salary plus a monthly bonus based on a percentage of corporate monthly profits before income taxes.

The Board's approach to base compensation is to offer competitive salaries in comparison with market practices. However, base salaries have become a relatively smaller element in the total executive officer compensation package as the Company has introduced incentive compensation programs which it believes reinforce strategic performance objectives.

(L) STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 1999 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

                              [PERFORMANCE GRAPH]

                                     12/31/94       12/31/95     12/31/96       12/31/97      12/31/98      12/31/99
                                     --------       --------     --------       --------      --------      --------
OPMC                                    100           144           176           170           109            84
S&P Hospital Management Index           100           139           164           143           117           132
NASDAQ Market Index                     100           140           172           209           292           441


NOTE: The stock performance graph assumes $100 was invested on January 1, 1994.

ITEM 12 -- CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 7, 2000, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

                                           AMOUNT & NATURE OF      PERCENT
     NAME(1)                              BENEFICIAL OWNERSHIP    OF CLASS
     -------                              --------------------    --------
EDWARD A. JOHNSON                            1,245,826(2)           18.9%
MULUMEBET G.  MICHAEL                          689,466(3)           10.5%
MICHAEL S. CALLISON                            680,895(4)           11.2%
GARY L. DREHER                                 226,745(5)            3.7%
JON E. JENETT                                  159,000(6)            2.6%
ALL OFFICERS AND DIRECTORS
  AS A GROUP (5 PERSONS)                     3,001,932(7)           38.9%

-------------------
(1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, Laguna Beach, CA 92651; Ms. Michael - 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. Jenett - 8 South Vista De La Luna, Laguna Beach, CA 92651.

(2) Includes presently exercisable options to purchase 700,000 shares of Common Stock, with 17,578 shares held indirectly through an individual retirement account.

(3) Includes presently exercisable options to purchase 660,000 shares of Common Stock. All shares are directly owned.

(4) Includes presently exercisable options to purchase 175,000 shares of Common Stock directly held, 480,000 shares held through a revocable living trust, 17,500 shares held indirectly through an individual retirement account, 2,395 shares held indirectly through a 401K plan and 6,000 shares held as custodian for five of Mr. Callison's grandchildren.

(5) Includes presently exercisable options to purchase 150,000 shares of Common Stock and 58,890 shares directly held, with 13,210 shares held indirectly through an individual retirement account and 4,645 held indirectly through an individual retirement account of Mr. Dreher's spouse.

(6) Includes presently exercisable options to purchase 125,000 shares of Common Stock, with 34,000 shares held indirectly through an individual retirement account.

(7) Includes presently exercisable options to purchase 1,810,000 shares of Common Stock.

(c) Changes in Control

    Inapplicable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions With Management and Others

    Inapplicable.

(b) Certain Business Relationships

    Inapplicable.

(c) Indebtedness of Management

    The Company converted a series of short-term advances to Mr. Johnson and a $274,000 note dated December 29, 1997 into a $392,070 promissory note due from Mr. Johnson. The note accrues interest at the current prime rate and provides for bi-monthly payments aggregating $6,500 per month.

(d) Transactions With Promoters

    Inapplicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements Filed as a Part of this Report (Filed Under Item 8 above)

                                                                    Page
                                                                   Number
                                                               ---------------
Reports of Independent Auditors                                F-1 through F-2

Consolidated Balance Sheets as of December 31,                 F-3 through F-4
         1999 and December 31, 1998

Consolidated Statements of Income for the years                F-5
         ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the        F-6
         years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the                  F-7
         year ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements.                    F-8 through F-17

(a)(2) List of Financial Statement Schedules filed as a Part of this Report

       Schedule II - Valuation and Qualifying Accounts

                             OPTIMUMCARE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                ------------------------------------
                                                                             CHARGED
                                                BALANCE AT      CHARGED      TO OTHER                        BALANCE
                                                BEGINNING       TO COSTS     ACCOUNTS    DEDUCTIONS           AT END
                                                OF PERIOD     AND EXPENSES   DESCRIBE     DESCRIBE           OF PERIOD
                                                ----------    ------------   --------    ----------          ---------
YEAR ENDED DECEMBER 31, 1999

Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectable accounts        $      0        $295,895        $0        $(295,895)*        $      0

YEAR ENDED DECEMBER 31, 1998

Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectable accounts        $560,198        $334,564        $0        $(894,762)*        $      0

YEAR ENDED DECEMBER 31, 1997

Reserves and allowances deducted
  from asset accounts:
    Allowance for uncollectable accounts        $      0        $602,643        $0        $ (42,445)*        $560,198


----------------
*  Uncollectable accounts written-off, net of recoveries.

All other schedules for which provision is made in the applicable accounting rules of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) List of Exhibits Filed as a Part of This Report

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
  3.1 Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

  3.2 Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

  3.3 Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.5.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
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

 10.55 1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

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

 10.67 Loan Agreement between the Company and National Bank of Southern California dated March 31, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Modified)

 10.68 Lease Agreement between the Company and Laguna Niguel Office Center dated June 5, 1995 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10- K for the year ended December 31, 1995.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
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

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

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

 10.105 Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.106 Lease Agreement between the Company and Laguna Niguel Office Center dated May 14, 1998 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10- K for the year ended December 31, 1998.

 10.107 Change in terms Agreement between the Company and Southern California Bank dated May 27, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.108 Lease Agreement between Whittier Narrows Business Park and the Company dated July 28, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.109 Lease Agreement between the Company and P.S. Business Parks, L.P. dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.110 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated September 15, 1998 which supersedes Agreement dated June 1, 1997, incorporated by reference from Form 10- K for the year ended December 31, 1998.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

 10.111 Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.112 Sublease Agreement between Citrus Valley Medical Center and the Company dated September 23, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.113 Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.114 Amendment to the Agreement dated June 25, 1997 between Friendship Community Mental Health Center and the Company dated November 12, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.115 Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

 10.116 Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

 10.117 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.118 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.119 Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.120 Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 10.123 Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community Hospital d/b/a Mission Community Hospital dated December 31, 1999. Supercedes the agreements dated October 6, 1995.

 23       Consent of Independent Auditor's.

 27       Financial Data Schedule

(b) Reports on Form 8-K

    During January 2000, the Company filed an 8-K, 8-K/A and 8-K/A2 reporting a change in certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000                  OPTIMUMCARE CORPORATION


                                       By: /s/ EDWARD A. JOHNSON
                                           --------------------------------
                                               Edward A. Johnson,
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ EDWARD A. JOHNSON                        Chief Executive Officer                March 29, 2000
-------------------------------------    and Director (Principal Financial
    Edward A. Johnson                        and Accounting Officer)


/s/  MULUMEBET G. MICHAEL                       Director, President and             March 29, 2000
-------------------------------------         Chief Operating Officer
     Mulumebet G.  Michael


/s/ MICHAEL S. CALLISON                               Director                      March 29, 2000
------------------------------------
    Michael S. Callison



/s/ GARY L. DREHER                                    Director                      March 29, 2000
------------------------------------
    Gary L. Dreher



/s/ JON E. JENETT                                     Director                      March 29, 2000
------------------------------------
    Jon E. Jenett

                                                                    Page
                                                                   Number
                                                               ---------------
Reports of Independent Auditors                                F-1 through F-2

Consolidated Balance Sheets as of December 31,                 F-3 through F-4
         1999 and December 31, 1998

Consolidated Statements of Income for the years                F-5
         ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the        F-6
         years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the                  F-7
         year ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements.                    F-8 through F-17

                                                               February 29, 2000


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of OptimumCare Corporation

         We have audited the accompanying consolidated balance sheet of OptimumCare Corporation and its subsidiary as of December 31, 1999, and their related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed at Item 14(a)(2) as of and for the year ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As discussed in Note 8 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation and its subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                       /s/ Lesley, Thomas, Schwarz & Postma Inc.
                                       A Professional Accountancy Corporation
                                       Newport Beach, California

                         Report of Independent Auditors

The Stockholders and Board of Directors
OptimumCare Corporation

We have audited the accompanying consolidated balance sheet of OptimumCare Corporation and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the two years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OptimumCare Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

Orange County, California
March 5, 1999

                             OPTIMUMCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                         ----------------------------
                                                           1999               1998
                                                         ----------        ----------
CURRENT ASSETS
   Cash                                                  $  283,227        $  188,636
   Accounts receivable, net of allowance of $0 in
     1999 and 1998                                        2,621,181         2,293,583
   Note receivable from officer (Note 2)                    156,000            78,000
   Prepaid expenses                                          30,837            71,537
   Deferred tax asset (Note 7)                               24,457            20,288
                                                         ----------        ----------

       Total current assets                               3,115,702         2,652,044

NOTE RECEIVABLE FROM OFFICER (Note 2)                       236,070           314,070

FURNITURE AND EQUIPMENT, less accumulated
  depreciation of $170,716 in 1999
  and $131,062 in 1998 (Note 1)                              32,268            59,527

DEFERRED TAX ASSET (Note 7)                                  25,994            75,817

OTHER ASSETS                                                 52,311            53,286
                                                         ----------        ----------

       Total assets                                      $3,462,345        $3,154,744
                                                         ==========        ==========


     See the accompanying notes to these consolidated financial statements

                             OPTIMUMCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                            1999              1998
                                                         ----------        ----------
CURRENT LIABILITIES
   Accounts payable                                      $  177,903        $  244,525
   Accrued vacation                                          44,926            50,720
   Accrued expenses                                         192,353           134,130
                                                         ----------        ----------
       Total current liabilities                            415,182           429,375
                                                         ----------        ----------
COMMITMENTS (Notes 3, 4 and 5)

STOCKHOLDERS' EQUITY (Note 6)
   Preferred stock, $.001 par value;
     10,000,000 shares authorized
     0 shares issued and outstanding at
     December 31, 1999 and 1998                                  --                --
   Common stock, $.001 par value;
     20,000,000 shares authorized
     5,883,675 and 5,919,897 shares issued
     and outstanding at December 31, 1999
     and 1998, respectively                                   5,884             5,920
   Paid-in-capital                                        2,387,793         2,431,761
   Retained earnings                                        653,486           287,688
                                                         ----------        ----------
       Total stockholders' equity                         3,047,163         2,725,369
                                                         ----------        ----------
       Total liabilities and stockholders' equity        $3,462,345        $3,154,744
                                                         ==========        ==========

     See the accompanying notes to these consolidated financial statements

                             OPTIMUMCARE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                               1999           1998            1997
                                           -----------    -----------    -----------
NET REVENUES                               $10,553,427    $11,409,690    $12,089,398

INTEREST INCOME                                 36,261         24,736          7,685
                                           -----------    -----------    -----------
                                            10,589,688     11,434,426     12,097,083
                                           -----------    -----------    -----------

OPERATING EXPENSES
   Costs of services provided                8,202,445      8,977,538      8,894,987
   Selling, general and administrative       1,435,708      1,505,169      1,724,942
   Provision for uncollectible accounts        295,895        334,564        602,643
   Goodwill impairment                              --             --        135,255
   Interest                                      2,528          2,401         31,906
                                           -----------    -----------    -----------

     Total operating expenses                9,936,576     10,819,672     11,389,733
                                           -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                     653,112        614,754        707,350

PROVISION FOR INCOME TAXES (Note 7)            287,314        237,621        253,000
                                           -----------    -----------    -----------

NET INCOME                                 $   365,798    $   377,133    $   454,350
                                           ===========    ===========    ===========

BASIC EARNINGS PER SHARE                   $      0.06    $      0.06    $      0.07
                                           ===========    ===========    ===========

DILUTED EARNINGS PER SHARE                 $      0.06    $      0.06    $      0.06
                                           ===========    ===========    ===========

     See the accompanying notes to these consolidated financial statements

                             OPTIMUMCARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                        RETAINED
                                                   COMMON STOCK                         EARNINGS/
                                              ---------------------       PAID-IN     (ACCUMULATED
                                                SHARES       AMOUNT       CAPITAL        DEFICIT)        TOTAL
                                              ---------     -------     -----------   ------------    -----------
BALANCE, December 31, 1996                    6,786,218     $ 6,786     $ 3,272,407     $(543,795)    $ 2,735,398

Exercise of stock options                        25,000          25           9,350            --           9,375
Common stock issued for consulting fees          91,393          92          74,252            --          74,344
Net income                                           --          --              --       454,350         454,350
                                             ----------     -------     -----------     ---------     -----------

BALANCE, December 31, 1997                    6,902,611       6,903       3,356,009       (89,445)      3,273,467

Exercise of stock options                        25,000          25           7,475            --           7,500
Purchase and retirement of treasury stock    (1,007,714)     (1,008)       (931,723)           --        (932,731)
Net income                                           --          --              --       377,133         377,133
                                             ----------     -------     -----------     ---------     -----------

BALANCE, December 31, 1998                    5,919,897       5,920       2,431,761       287,688       2,725,369

Exercise of stock options                        13,778          14             (14)           --              --
Purchase and retirement of treasury stock       (50,000)        (50)        (43,954)           --         (44,004)
Net income                                           --          --              --       365,798         365,798
                                             ----------     -------     -----------     ---------     -----------

BALANCE, December 31, 1999                    5,883,675     $ 5,884     $ 2,387,793     $ 653,486     $ 3,047,163
                                             ==========     =======     ===========     =========     ===========

     See the accompanying notes to these consolidated financial statements

                             OPTIMUMCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1999           1998            1997
                                                        ---------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 365,798     $   377,133     $   454,350
   Adjustments  to reconcile net income to net
     cash provided by operating activities
       Depreciation                                        39,654          40,589          38,338
       Amortization                                            --              --          40,777
       Provision for uncollectible accounts               295,895         334,564         602,643
       Common stock issued as consulting fees                  --              --          74,344
       Impairment of goodwill                                  --              --         135,255
       Deferred taxes                                      45,654         237,895        (334,000)
       Changes in operating assets and liabilities
         Increase in accounts receivable                 (623,493)       (441,241)       (400,530)
         Decrease (increase) in prepaid expenses           40,700           9,779         (34,071)
         (Increase) decrease in other assets                  973          (8,356)         12,846
         (Decrease) increase in accounts payable          (66,623)        (25,653)         42,889
         (Decrease) increase in accrued expenses           52,429         (24,746)       (194,282)
                                                        ---------     -----------     -----------

           Net cash provided by operating activities      150,987         499,964         438,559
                                                        ---------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                 (12,392)        (13,431)        (51,527)
   Note receivable from officer                                --        (118,070)       (119,000)
                                                        ---------     -----------     -----------

           Net cash used in investing activities          (12,392)       (131,501)       (170,527)
                                                        ---------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to bank                     650,000              --              --
   Note payable to bank pay downs                        (650,000)       (200,000)       (445,812)
   Purchase of treasury stock                             (44,004)       (932,731)             --
   Exercise of stock options                                   --           7,500           9,375
                                                        ---------     -----------     -----------

           Net cash used in financing activities          (44,004)     (1,125,231)       (436,437)
                                                        ---------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                            94,591        (756,768)       (168,405)

CASH, beginning of year                                   188,636         945,404       1,113,809
                                                        ---------     -----------     -----------

CASH, end of year                                       $ 283,227     $   188,636     $   945,404
                                                        =========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Interest paid                                        $   2,528     $     2,401     $    32,912
                                                        =========     ===========     ===========

   Income taxes paid                                    $ 237,500     $    11,366     $   629,000
                                                        =========     ===========     ===========

     See the accompanying notes to these consolidated financial statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - OptimumCare Corporation (the "Company") develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs, which in turn pay the Company a contracted management fee. The Company's programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

         The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Optimum CareSource, LLC (discussed below). All significant intercompany transactions have been eliminated in consolidation.

         BUSINESS ACQUISITION- On April 19, 1996, the Company completed the acquisition of a seventy percent (70%) interest in certain contracts of Professional CareSource, Inc. through the formation of Optimum CareSource, LLC (the "LLC"). The Company acquired a seventy percent (70%) ownership interest in the LLC and Professional CareSource, Inc. holds a thirty percent (30%) ownership interest in the LLC. The Company considers the LLC to be a seventy percent (70%) owned subsidiary of the Company. The Company paid $11,000 in cash to each of the three (3) principals of Professional CareSource, Inc. and made an initial contribution of $50,000 to the LLC for working capital.

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

         Three (3) principals of Professional CareSource, Inc. were each given one (1) year employment contracts with the LLC. In connection with the employment agreements, the Company granted nonqualified stock options to purchase 33,000 shares of common stock at $.92 per share, which vest over five
(5) years, to each of the principals of Professional CareSource, Inc. No options have been exercised under these grants. Optimum CareSource, LLC, headquartered in Southern California, provides mental health services at long-term care facilities.

         The purchase method of accounting was used to record the transaction. No tangible assets of the LLC were acquired and as such, the purchase price was allocated to intangibles to be amortized over five (5) years.

         During 1997, based on recurring losses at the LLC and a lack of substantive new contracts, management determined that this goodwill was impaired and based on its estimate of discounted cash flows, the Company wrote off the remaining balance of $135,000 at December 31, 1997. The impairment loss is recorded as a separate line item in operating expenses on the accompanying statements of income.

         CASH AND CASH EQUIVALENTS - For purposes of the balance sheet and statement of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 1999 and 1998, there were no cash equivalents.

         FURNITURE AND EQUIPMENT - Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets, which range from three (3) to five (5) years.

         REVENUE RECOGNITION - Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

         EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with Statement 128 requirements.

         INCOME TAXES - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist principally of cash, accounts and note receivable, and current liabilities. The Company believes all of the financial instruments' recorded values approximate fair values.

         PROFESSIONAL LIABILITY INSURANCE - Effective October 7, 1997, OptimumCare maintains an occurrence based professional liability insurance coverage of up to $500,000 per occurrence, $5,000,000 annual aggregate.

         RISKS AND UNCERTAINTIES - The Company contracts with hospitals which are primarily reimbursed by Medicare and Medicaid for the majority of the Company's programs. Laws and regulations governing Medicare and Medicaid reimbursement programs are complex and subject to interpretation. The Company is indirectly affected by such laws and regulations governing Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

         RECLASSIFICATIONS - Certain amounts for prior periods have been reclassified to conform with the current year presentation.

NOTE 2 - NOTE RECEIVABLE FROM OFFICER

         During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,070. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan. On January 4, 2000, principal payments totaling $78,000 were received by the Company.

NOTE 3 - LINE OF CREDIT

         The Company has a line of credit with a bank which allows the Company to borrow up to seventy-five percent (75%) of certain qualified receivables with a maximum indebtedness of $1,500,000. The interest rate is based on the Wall Street Journal prime plus .50%. The weighted average interest rate was 8.71% and 9.60% in the years ended December 31, 1999 and 1998, respectively. The line of credit matures on May 1, 2000 and is collateralized by substantially all of the Company's assets. At December 31, 1999, $1,310,000 was available for future draws under the line of credit agreement, and no amounts were outstanding.

NOTE 4 - EMPLOYEE BENEFIT PLAN

         Effective January 1, 1997, the Company provided a 401(k) Plan for all employees having completed one (1) year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to fifteen percent (15%) of their salary through payroll deductions which vested over six (6) years. OptimumCare matches fifty percent (50%) of the first four percent (4%) of employee contributions to the Plan through payroll deductions. Effective January 1, 1999, the Company adopted a 401(k) Safe Harbor Plan. The Plan provides for immediate vesting of employee contributions. The Company matches one hundred percent (100%) of the first three percent (3%), and fifty percent (50%) of employee contributions from three percent (3%) to five percent (5%) to the Plan through payroll deductions. Expenses associated with employer contributions were $98,018, $54,181, and $40,190 for 1999, 1998 and 1997, respectively.


NOTE 5 - LEASE COMMITMENTS

         The Company leases four (4) office facilities under lease agreements. One agreement is on a month to month basis. The remaining agreements expire June 30, 2000, October 31, 2000 and November 30, 2001, respectively. The Company also leased space under five (5) separate lease agreements for the operation of five
(5) of its outpatient partial hospitalization psychiatric program sites. One agreement is between the lessor and the community mental health center. However, the Company is obligated to pay the lease costs for the program under its contract with the facility which expires November 30, 2003. The remaining agreements expire June 30, 2000, September 30, 2000, September 30, 2000 and August 14, 2002, respectively. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one (1) year are as follows:

         YEARS ENDING DECEMBER 31,                           AMOUNT
         -------------------------                          --------
                 2000                                       $140,626
                 2001                                        141,488
                 2002                                         88,488
                 2003                                         50,094
                                                            --------
                                                            $420,696
                                                            ========

         The Company has a sublease with one of its host hospitals. Sublease rental income was $67,244, $87,693 and $57,844 for the years ended December 31, 1999, 1998 and 1997, respectively. Rent expense was $388,601, $354,520 and $307,192 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY

         STOCK OPTION PLANS - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

         In July 1987, the Company adopted a stock option plan (the "1987 Plan") including incentive stock options and nonqualified stock options. A maximum of 455,000 shares of the Company's common stock was reserved for issuance under the 1987 Plan. Under the 1987 Plan, incentive stock options were granted at an exercise price not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders) and, nonqualified stock options were granted at an exercise price not less than eighty-five percent (85%) of the fair market value on the date of grant. Options were granted for terms up to ten (10) years (five years for greater than 10% stockholders). No options have been granted after July 1997, but options granted before such date may still be exercisable after such date.

         In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the "1994 Plan") including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company's common stock has been reserved for issuance under the 1994 Plan. Incentive stock options may be granted at an exercise price which is not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders) and, nonqualified stock options may be granted at an exercise price which is no less than eighty-five percent (85%) of the fair market value on the date of grant. Options may be granted for terms up to ten (10) years (five years for greater than 10% stockholders).

         In October 1997, the Company granted non-qualified options to purchase 48,000 shares of its common stock at prices ranging from $1.21 to $1.81 per share which vested over six (6) months. No options have been exercised under these grants and those options were canceled during 1999.

         On February 3, 1998, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 350,000 shares of its common stock at $1.00 per share. All options are vested upon grant.

         During various dates in 1999, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 1,433,000 shares of its common stock at prices ranging from $0.62 to $0.90 per share. Options to purchase 1,283,000 shares are vested upon grant. Options to purchase 150,000 shares vest over six (6) months. No options have been exercised under these grants.

         A summary of stock option activity during 1999, 1998 and 1997 is as follows:

                                                     WEIGHTED                     WEIGHTED                 WEIGHTED
                                                      AVERAGE                      AVERAGE                  AVERAGE
                                        VARIOUS      EXERCISE       1987          EXERCISE      1994       EXERCISE
                                        NON-PLAN       PRICE        PLAN            PRICE       PLAN         PRICE
                                      ----------     --------      -------        --------     -------     --------
Outstanding, December 31, 1996           733,000       $1.25       150,000          $ .83      200,000      $  .58
  Granted                                 48,000        1.51            --             --           --          --
  Exercised                                   --          --       (25,000)          .375           --          --
  Canceled                              (200,000)       1.50            --             --      (25,000)        .91
                                      ----------       -----      --------          ------    --------      ------

Outstanding, December 31, 1997           581,000        1.18       125,000             .92     175,000         .54
  Granted                                350,000        1.00            --              --          --          --
  Exercised                                   --          --       (25,000)            .30          --          --
  Canceled                                    --          --            --              --          --          --
                                      ----------       -----      --------          ------    --------      ------

Outstanding, December 31, 1998           931,000        1.11       100,000            1.08     175,000         .54
  Granted                              1,433,000         .66            --              --          --          --
  Exercised                                   --          --            --              --     (50,000)      .6375
  Canceled                               (48,000)       1.51            --              --     (50,000)      .6375
                                      ----------       -----      --------          ------    --------      ------

Outstanding, December 31, 1999         2,316,000       $ .82       100,000          $ 1.08      75,000      $  .83
                                      ==========       =====      ========          ======    ========      ======


                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ---------------------------------------------------     ----------------------------------
                                           WEIGHTED-
                        NUMBER             AVERAGE            WEIGHTED-           NUMBER             WEIGHTED-
    RANGE OF          OUTSTANDING         REMAINING            AVERAGE          EXERCISABLE           AVERAGE
 EXERCISE PRICE       AT 12/31/99      CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/99       EXERCISE PRICE
----------------      -----------      ----------------    ---------------    ---------------     --------------
$         .6375           25,000            .5 years          $.6375                25,000             $.6375
            .91           25,000            .5 years             .91                25,000                .91
            .93           25,000            .5 years             .93                25,000                .93
 .901 to 1.3133          633,000           1.5 years            1.13               579,800               1.13
           1.00          350,000           3.5 years            1.00               350,000               1.00
     .62 to .90        1,433,000           4.5 years             .66             1,283,000                .66
---------------        ---------           ---------          ------             ---------             ------
$ .62 to 1.3133        2,491,000           3.5 years          $  .83             2,287,800             $  .84
===============        =========           =========          ======             =========             ======

         A total of 2,491,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 1999. A total of 100,000 options were available for future grant at December 31, 1999 under existing stock option plans.

         Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.20%, 6.31% and 6.625% a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .398, .380 and .521 for 1999, 1998 and 1997, respectively.

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because of the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   1999         1998         1997
                                                 --------     --------     --------
Net income
   As reported                                   $365,798     $377,133     $454,350
   Pro forma                                     $134,719     $244,153     $374,270

Earnings per share
   Basic as reported                             $    .06     $    .06     $    .07
   Diluted as reported                           $    .06     $    .06     $    .06
   Basic pro forma                               $    .02     $    .04     $    .05
   Diluted pro forma                             $    .02     $    .04     $    .05

Weighted average exercise price of:
   Options whose exercise price equals
     the market price of the stock on
     the grant date                              $     --     $     --     $     --
   Options whose exercise price is less
     than the market price of the stock
     on the grant date                           $    .65     $     --     $   1.21
   Options whose exercise price is more
     than the market price of the stock
     on the grant date                           $    .64     $      1     $   1.81

Weighted average fair value of:
   Options whose exercise price equals
     the market price of the stock on the
     grant date                                  $     --     $     --     $     --
   Options whose exercise price is less
     than the market price of the stock
     on the grant date                           $    .29     $     --     $    .67
   Options whose exercise price is more
     than the market price of the stock
     on the grant date                           $    .27     $    .46     $    .52

         Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1998.

         EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted earnings per share:

                                                               YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                        1999              1998              1997
                                                     ----------        ----------        ----------
Numerator:  net income                               $  365,798        $  377,133        $  454,350
                                                     ----------        ----------        ----------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares outstanding              5,910,939         6,567,280         6,870,049
   Dilutive employee stock options                      117,557           132,368           324,823
                                                     ----------        ----------        ----------

   Denominator for diluted earnings per share         6,028,496         6,699,648         7,194,872
                                                     ==========        ==========        ==========
Basic earnings per share                             $      .06        $      .06        $      .07
                                                     ==========        ==========        ==========
Diluted earnings per share                           $      .06        $      .06        $      .06
                                                     ==========        ==========        ==========

NOTE 7 - INCOME TAXES

         A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows:


                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                      1999            1998              1997
                                                    --------        ---------         ---------
Statutory federal provision for income taxes        $222,000        $ 209,000         $ 240,499
Increase (decrease) in taxes resulting from:
   Change in valuation allowance                          --               --           (71,000)
   Permanent differences and other                     7,614           (5,379)           25,596
   State tax, net of federal benefit                  57,700           34,000            57,905
                                                    --------        ---------         ---------
                                                    $287,314        $ 237,621         $ 253,000
                                                    ========        =========         =========

         Significant components of the provision for income taxes are as follows:

                                   YEARS ENDED DECEMBER 31,
                           -------------------------------------------
                             1999             1998             1997
                           --------        ---------         ---------
Current:
   Federal                 $191,180        $  (1,124)        $ 449,000
   State                     45,682              850           138,000
                           --------        ---------         ---------

     Total current          236,862             (274)          587,000
                           --------        ---------         ---------
Deferred:
   Federal                   40,362          185,239          (284,000)
   State                     10,090           52,656           (50,000)
                           --------        ---------         ---------

     Total deferred          50,452          237,895          (334,000)
                           --------        ---------         ---------

                           $287,314        $ 237,621         $ 253,000
                           ========        =========         =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1999 and 1998 consist of the following:

                                                    DECEMBER 31,
                                               ----------------------
                                                 1999           1998
                                               -------        -------
Net operating loss carryback                   $29,881        $    --
Accruals not currently deductible
  for tax purposes                               3,036         20,288
Depreciation and amortization not
  currently deductible for tax purposes
                                                17,535         75,817
                                               -------        -------

Total deferred tax assets                       50,452         96,105
Less valuation allowance                            --             --
                                               -------        -------

Net deferred tax asset                         $50,452        $96,105
                                               =======        =======

NOTE 8 - MAJOR CUSTOMERS

         The Company is dependent upon a small number of hospitals and the loss of any contract could have a significant adverse effect on the Company's operations. Further, certain contracts are terminable on ninety (90) day notice and if certain patient census is not maintained. Management intends to use its best efforts to retain existing contracts and expand the scope of services on these contracts, obtain new contracts, and maintain patient census at the same or higher levels than has historically been experienced.

         The following table summarizes the amount of revenue for each customer representing greater than ten percent (10%) of total revenues for the:

                                                       YEARS ENDED DECEMBER 31,
                             --------------------------------------------------------------------------
                                      1999                       1998                      1997
                             -----------------------    ----------------------    ---------------------
                                AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT      PERCENT
                             ----------      -------    ----------     -------    ----------    -------
Hospital 1                   $1,860,585       17.6%     $2,563,088       22.5%    $3,182,156     26.3%
Hospital 2                    1,066,709       10.1%      1,381,666       12.1%     1,433,494     11.9%
Hospital 3                    5,136,268       48.7%      4,838,421       42.4%     4,753,094     39.3%
Hospital 4                      648,000        6.1%      1,396,317       12.2%     1,160,444      9.6%
Hospital 5                    1,177,623       11.2%            ---         ---           ---       ---

         In addition, these hospitals accounted for approximately $2,527,425, $2,138,861, and $2,006,817 of accounts receivable at December 31, 1999, 1998 and 1997, respectively.

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
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

 10.55 1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

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

 10.67 Loan Agreement between the Company and National Bank of Southern California dated March 31, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995. (Modified)

 10.68 Lease Agreement between the Company and Laguna Niguel Office Center dated June 5, 1995 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10- K for the year ended December 31, 1995.

EXHIBIT
 NUMBER                         DESCRIPTION
-------                         -----------
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

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

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

 10.105 Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.106 Lease Agreement between the Company and Laguna Niguel Office Center dated May 14, 1998 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10- K for the year ended December 31, 1998.

 10.107 Change in terms Agreement between the Company and Southern California Bank dated May 27, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.108 Lease Agreement between Whittier Narrows Business Park and the Company dated July 28, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.109 Lease Agreement between the Company and P.S. Business Parks, L.P. dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.110 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated September 15, 1998 which supersedes Agreement dated June 1, 1997, incorporated by reference from Form 10- K for the year ended December 31, 1998.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

 10.111 Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.112 Sublease Agreement between Citrus Valley Medical Center and the Company dated September 23, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.113 Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.114 Amendment to the Agreement dated June 25, 1997 between Friendship Community Mental Health Center and the Company dated November 12, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

 10.115 Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

 10.116 Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

 10.117 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.118 Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.119 Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.120 Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

 10.123 Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community Hospital d/b/a Mission Community Hospital dated December 31, 1999. Supercedes the agreements dated October 6, 1995.

 23       Consent of Independent Auditors.

 27       Financial Data Schedule