Form 10-Q
period 2000-03-31
OPTIMUMCARE CORP /DE/
filed 2000-05-05
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2000

Commission File Number 0-17401

                             OPTIMUMCARE CORPORATION
                   ------------------------------------------
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

                                 (949) 495-1100
          -----------------------------------------------------------
               (Registrants telephone number, including area code)

                                 Not Applicable
          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes     [X]          No     [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Number of Shares Outstanding
                  -----                          ----------------------------
        Common Stock, $.001 par value                      5,933,675

                                      INDEX

                             OPTIMUMCARE CORPORATION


PART I         FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements (Unaudited)

         Report on Review by Independent Certified Public Accountants         3

         Condensed Consolidated Balance Sheets                                4
         as of March 31, 2000 and December 31, 1999

         Condensed Consolidated Statements of Income                          5
         for the Three Months Ended March 31, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows                      6
         for the Three Months Ended March 31, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations

         Statement by Management Concerning Review of Interim                11
         Information by Independent Certified Public Accountants

Item 3.  Quantitative and Qualitative Disclosures                            11
         about Market Risk


PART II  OTHER INFORMATION                                                   12


SIGNATURE                                                                    13

                                                                     May 4, 2000


                     Independent Accountants' Review Report



To the Board of Directors of OptimumCare Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

        A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 29, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation
                                          Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                       MARCH 31       DECEMBER 31
                                                         2000            1999
                                                      ----------      -----------
ASSETS
CURRENT ASSETS
  CASH                                                $  803,712      $  283,227
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   MARCH 31, 2000 AND DECEMBER 31, 1999                2,358,609       2,621,181
  NOTE RECEIVABLE FROM OFFICER                            78,000         156,000
  PREPAID EXPENSES                                        38,374          30,837
  DEFERRED TAX ASSET                                      27,295          24,457
                                                      ----------      ----------
      TOTAL CURRENT ASSETS                             3,305,990       3,115,702

  NOTES RECEIVABLE FROM OFFICER                          216,570         236,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $176,756 AT MARCH  31, 2000
   AND $170,716 AT DECEMBER 31, 1999                      27,340          32,268

DEFERRED TAX ASSET                                        22,745          25,994

OTHER ASSETS                                              52,311          52,311

                                                      ----------      ----------
      TOTAL ASSETS                                    $3,624,956      $3,462,345
                                                      ==========      ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $  184,002      $  177,903
  ACCRUED VACATION                                        54,022          44,926
  ACCRUED EXPENSES                                       228,948         192,353
                                                      ----------      ----------
      TOTAL CURRENT LIABILITIES                          466,972         415,182

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT MARCH  31, 2000 AND
   AND DECEMBER 31,1999
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT MARCH  31, 2000,
   5,883,675 SHARES ISSUED AND OUTSTANDING
   AT DECEMBER 31,1999                                     5,909           5,884
  PAID-IN-CAPITAL                                      2,403,706       2,387,793
  RETAINED  EARNINGS                                     748,369         653,486
                                                      ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                      $3,157,984      $3,047,163
                                                      ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,624,956      $3,462,345
                                                      ==========      ==========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    MARCH               MARCH
                                                     2000                1999
                                                  ----------          ----------
REVENUES                                          $2,140,553          $2,497,758
INTEREST INCOME                                        9,911               9,640
                                                  ----------          ----------
                                                   2,150,464           2,507,398
                                                  ----------          ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                         1,532,909           2,043,722
UNCOLLECTIBLE  ACCOUNTS                              130,769                   0
GENERAL AND ADMINISTRATIVE                           321,475             371,504
INTEREST                                                 240               1,282
                                                  ----------          ----------
                                                   1,985,393           2,416,508
                                                  ----------          ----------
INCOME BEFORE INCOME TAXES                           165,071              90,890

INCOME TAXES                                          70,188              24,179
                                                  ----------          ----------
NET INCOME                                        $   94,883          $   66,711
                                                  ==========          ==========


BASIC EARNINGS PER SHARE                          $     0.02          $     0.01
                                                  ==========          ==========

DILUTED EARNINGS PER SHARE                        $     0.02          $     0.01
                                                  ==========          ==========


See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                THREE MONTHS ENDING
                                                              MARCH 31        MARCH 31
                                                               2000            1999
                                                             ---------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                 $  94,883       $  66,712
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                6,040          11,853
      Uncollectible Accounts                                   130,769               0
      Deferred taxes                                               411          (3,446)
      Changes in operating assets and liabilities:
        Decrease/(Increase) in accounts receivable, net        131,803        (125,735)
        (Increase)/Decrease in prepaid expenses                 (7,537)         25,629
        Decrease in other assets                                     0             461
        Increase in accounts payable                             6,099           6,566
        Increase in accrued vacation                             9,096          11,953
        Increase/(Decrease) in accrued liabilities              36,595          (1,338)
                                                             ---------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED/(USED)
               IN OPERATING ACTIVITIES                         408,159          (7,345)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                             (1,112)         (8,631)
  Payments on note receivable from officer                      97,500               0
                                                             ---------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED/(USED)
                  IN INVESTING ACTIVITIES                       96,388          (8,631)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                                    0         250,000
  Note payable from bank paydowns                                    0        (250,000)
  Exercise of stock options                                     15,938               0
                                                             ---------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED
                     BY FINANCING ACTIVITIES                    15,938               0

 INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                                     520,485         (15,976)

Cash and cash equivalents at beginning of period               283,227         188,636
                                                             ---------       ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 803,712       $ 172,660
                                                             =========       =========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

NOTE B - - UNCOLLECTIBLE ACCOUNTS

During the fourth quarter of 1999, the company was informed by Friendship Community Mental Health Center (FCMHC) that it received an adjustment to its cost report for the period ending June 30, 1997 of approximately $300,000 for its Medicare program. During April 2000, the Company was informed that additional amounts were owed for cost reporting years subsequent to June 30, 1997. The majority of the adjustment pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). FCMHC is in the process of contesting HCFA's findings. Since FCMHC does not have the funds to pay the audit assessment, HCFA is currently withholding all payments to FCMHC for patients serviced by the program. As a result, FCMHC has not been able to pay the Company's management fees. The Company wrote off approximately $300,000 in accounts receivable related to this event during the last quarter of 1999. For the three months ending March 31, 2000, the Company has written off approximately $130,000 related to this event.

NOTE C - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   MARCH 31,       MARCH 31,
                                                     2000            1999
                                                  ----------      ----------
Numerator                                         $   94,883      $   66,712

Denominator:
        Denominator for basic earnings per
         share - weighted-average shares           5,904,005       5,919,897
        Dilutive employee stock options              190,004          30,907
                                                  ----------      ----------
        Denominator for diluted earnings per
         share                                     6,094,009       5,950,804
                                                  ==========      ==========

        Basic earnings per share                  $      .02      $      .01
        Diluted earnings per share                $      .02      $      .01

NOTE D - - SUBSEQUENT EVENT

Effective April 1, 2000, the Company terminated its contract to manage the Partial Hospitalization Program at Rhema Behavioral Health Center in Houston, Texas. The Company began managing the program in October 1999.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 2000 and December 31, 1999, the Company's working capital was $2,839,018 and $2,700,520, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Friendship receivable discussed in Note B of the Notes to the Condensed Consolidated Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services in a manner which has not impaired its working capital. As of April 5, 2000, FCMHC estimates that it still owes approximately $80,000 to HCFA and that its debt should be paid off within the next 60 days. The Company has a contract with FCMHC which expires 2002. The Company believes that there is value in retaining the contract due to the difficulty in obtaining new Medicare Provider numbers and the fact that FCMHC is the only partial hospitalization program currently operating in Phoenix, Arizona.

Cash flows from operations were $408,159 and ($7,345) for the periods ended March 31, 2000 and 1999, respectively. Positive cash flow for the three months ended March 31, 2000 is primarily due to net income for the period and collections on receivables.

Cash flows from investing activities were $96,388 and ($8,631) for the periods ended March 31, 2000 and 1999, respectively. Positive cash flow for the three months ended March 31, 2000 is primarily due to payments the Company received on a note receivable from an officer. Funds used for the prior period were expended for office furniture and equipment.

Cash flows of $15,938 provided by financing activities were obtained from the exercise of one employee stock option. Cash of $250,000 was drawn and repaid under the Company's line of credit during the period ended March 31, 1999. The line of credit expires May 1, 2000. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of April 12, 2000, approximately $810,000 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 2000 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

The Company operated eleven (11) programs during the three months ended March 31, 2000 and ten (10) programs during the three months ended March 31, 1999. Net Revenues were $2,140,553 and $2,497,758 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net revenues among periods is due to the restructuring of three contracts with two hospitals which resulted in lower management fees earned by the Company.

Cost of services provided were $1,532,909 and $2,043,722 for the three months ended March 31, 2000 and 1999, respectively. The decrease in cost of services provided among periods is due to the restructuring of certain contracts mentioned above. These host hospitals have assumed some of the services (primarily nursing) which the Company has historically provided.

Uncollectible accounts at March 31, 2000 represents the write-off of the receivables generated from the Friendship receivable during the three months ending March 31, 2000 as previously discussed in Note B to the Condensed Consolidated Financial Statements. No similar situation existed during the three month period ending March 31, 1999.

Selling, general and administrative expenses for the three months ending March 31, 2000 have decreased from the three months ending March 31, 1999. This is primarily due to termination of the Company's contract with an independent public relations firm, which occurred April 30, 1999.

The Company's income taxes have increased for the three months ending March 31, 2000 over the three months ended March 31, 1999 due to larger pretax earnings and lower deferred tax assets.

Net income was $94,883 and $66,711 for the three months ending March 31, 2000 and 1999. Higher net income occurred due to a larger operating profit offset by higher income taxes.

The Company anticipates the costs of operating its current programs to remain stable. In addition, it hopes to expand the number of operational programs during the remainder of 2000. Sites in Long Beach, California and Portland, Oregon have been retained for potential partial hospitalization programs. Marketing plans for expanding the volume of the business by obtaining new contracts with host hospitals and community mental health centers for programs also exist. It is uncertain at this time, to what extent the Company's fixed costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.


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


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 15: Accountants' Acknowledgement

         Exhibit 27: Financial Data Schedule

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



                                             OPTIMUMCARE CORPORATION
                                             A Delaware Corporation



Dated: May 5, 2000                          By:  /s/ EDWARD A. JOHNSON
                                                 -------------------------------
                                                 Edward A. Johnson
                                                 Chairman of the Board
                                                 & Principal Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
EXHIBIT 15          ACCOUNTANTS' ACKNOWLEDGEMENT
EXHIBIT 27          FINANCIAL DATA SCHEDULE