Form 10-Q
period 2000-06-30
OPTIMUMCARE CORP /DE/
filed 2000-08-08
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 2000
                  -------------

Commission File Number 0-17401
                       -------

                             OPTIMUMCARE CORPORATION
                   ------------------------------------------
               (Exact name of registrant specified in its charter)

             Delaware                                            33-0218003
-----------------------------------                         -------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                          92677
--------------------------------                            ------------------

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
         Yes        X               No
                  -----                    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                  Number of Shares Outstanding
                     -----                  ----------------------------
         Common Stock, $.001 par value                5,908,675

                                      INDEX

                             OPTIMUMCARE CORPORATION

PART I      FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.     Financial Statements (Unaudited)

            Report on Review by Independent Certified Public Accountants      3

            Condensed Consolidated Balance Sheets
            as of June 30, 2000 and December 31, 1999                         4

            Condensed Consolidated Statements of Income for the
            Three Months and Six Months Ended June 30, 2000 and 1999          5

            Condensed Consolidated Statements of Cash Flows for the
            Three Months and Six Months Ended June 30, 2000 and 1999          6

            Notes to Condensed Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

            Statement by Management Concerning Review of Interim
            Information by Independent Certified Public Accountants          12

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                                12


PART II     OTHER INFORMATION                                                13


SIGNATURE                                                                    14

                                                                   July 31, 2000


                     Independent Accountants' Review Report
                     --------------------------------------



To the Board of Directors of OptimumCare Corporation:

         We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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


                                     /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                         A Professional Accountancy Corporation
                                         Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                       JUNE 30        DECEMBER 31
                                                         2000            1999
                                                      ----------      -----------
ASSETS
CURRENT ASSETS
  CASH                                                $1,545,016      $  283,227
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   JUNE 30, 2000 AND DECEMBER 31, 1999                 1,599,824       2,621,181
  NOTE RECEIVABLE FROM OFFICER                            78,000         156,000
  PREPAID EXPENSES                                        38,704          30,837
  DEFERRED TAX ASSET                                      26,790          24,457
                                                      ----------      ----------
      TOTAL CURRENT ASSETS                             3,288,334       3,115,702

  NOTES RECEIVABLE FROM OFFICER                          216,570         236,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $168,288 AT JUNE 30, 2000
  AND $170,716 AT DECEMBER 31, 1999                       26,066          32,268

DEFERRED TAX ASSET                                        19,496          25,994

OTHER ASSETS                                              52,311          52,311
                                                      ----------      ----------
      TOTAL ASSETS                                    $3,602,777      $3,462,345
                                                      ==========      ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $  178,452      $  177,903
  ACCRUED VACATION                                        54,790          44,926
  ACCRUED EXPENSES                                       128,639         192,353
                                                      ----------      ----------
      TOTAL CURRENT LIABILITIES                          361,881         415,182

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT JUNE 30, 2000 AND
   AND DECEMBER 31, 1999
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT JUNE 30, 2000,
   5,883,675 SHARES ISSUED AND OUTSTANDING
   AT DECEMBER 31, 1999                                    5,909           5,884
  PAID-IN-CAPITAL                                      2,403,706       2,387,793
  RETAINED  EARNINGS                                     831,281         653,486
                                                      ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                      $3,240,896      $3,047,163
                                                      ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,602,777      $3,462,345
                                                      ==========      ==========


See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                  JUNE 30         JUNE 30        JUNE 30         JUNE 30
                                   2000            1999            2000            1999
                                ----------      ----------      ----------      ----------
REVENUES                        $1,934,819      $2,698,476      $4,075,372      $5,196,234
INTEREST INCOME                     19,349           8,786          29,260          18,426
                                ----------      ----------      ----------      ----------
                                 1,954,168       2,707,262      $4,104,632      $5,214,660
                                ----------      ----------      ----------      ----------
OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED       1,379,639       2,020,235      $2,912,548      $4,063,957
UNCOLLECTIBLE ACCOUNTS              86,995               0         217,764               0
GENERAL AND ADMINISTRATIVE         343,501         406,602         665,019         778,106
INTEREST                                 0              40             197           1,322
                                ----------      ----------      ----------      ----------
                                 1,810,135       2,426,877       3,795,528       4,843,385
                                ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES         144,033         280,385         309,104         371,275

INCOME TAXES                        61,121         128,375         131,309         152,554
                                ----------      ----------      ----------      ----------
NET INCOME                      $   82,912      $  152,010      $  177,795      $  218,721
                                ==========      ==========      ==========      ==========
BASIC EARNINGS PER SHARE        $     0.01      $     0.03      $     0.03      $     0.04
                                ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE      $     0.01      $     0.03      $     0.03      $     0.04
                                ==========      ==========      ==========      ==========



See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  SIX MONTHS ENDING
                                                               JUNE 30          JUNE 30
                                                                 2000            1999
                                                             -----------       ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                 $   177,795       $ 218,721
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                  9,573          22,092
      Uncollectible Accounts                                     217,764               0
      Deferred taxes                                               4,165          (6,842)
      Changes in operating assets and liabilities:
        Decrease/(Increase) in accounts receivable, net          803,593        (434,129)
        (Increase)/Decrease in prepaid expenses                   (7,867)         32,638
        Decrease in other assets                                       0             461
        Increase in accounts payable                                 549
        Increase in accrued vacation                               9,864          23,875
        Increase/(Decrease) in accrued liabilities               (63,715)         99,450
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED/(USED)
               IN OPERATING ACTIVITIES                         1,151,721         (43,734)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                               (3,370)        (10,167)
  Payments on note receivable from officer                        97,500               0
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED/(USED)
                  IN INVESTING ACTIVITIES                         94,130         (10,167)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                                      0         250,000
  Note payable from bank paydowns                                      0        (250,000)
  Exercise of stock options                                       15,938               0
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED
                     BY FINANCING ACTIVITIES                      15,938               0

 INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                                     1,261,789         (53,901)

Cash and cash equivalents at beginning of period                 283,227         188,636
                                                             -----------       ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,545,016       $ 134,735
                                                             ===========       =========



See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
-----------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2000


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.



NOTE B -- UNCOLLECTIBLE ACCOUNTS


During the fourth quarter of 1999, the company was informed by Friendship Community Mental Health Center (FCMHC) that it received an adjustment to its cost report for the period ending June 30, 1997 of approximately $300,000 for its Medicare program. During April 2000, the Company was informed that additional amounts were owed for cost reporting years subsequent to June 30, 1997. The majority of the adjustment pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). FCMHC is in the process of contesting HCFA's findings. Since FCMHC does not have the funds to pay the audit assessment, HCFA is currently withholding all payments to FCMHC for patients serviced by the program. As a result, FCMHC has not been able to pay the Company's management fees. The Company wrote off approximately $300,000 in accounts receivable related to this event during the last quarter of 1999. For the three and six month periods ending June 30, 2000, the Company has written off approximately $86,995 and $217,764 respectively related to this event.

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                     Three Months Ended                   Six Months Ended
                              --------------------------------     -------------------------------
                              June 30, 2000      June 30, 1999     June 30, 2000     June 30, 1999
                              -------------      -------------     -------------     -------------
Numerator                       $   82,912        $  152,010        $  177,795        $  218,721

Denominator:

Denominator for basic
earnings per share -
weighted-average shares          5,908,675         5,919,897         5,906,340         5,919,897

Dilutive employee stock
options                            247,575           145,959           248,008            84,772

Denominator for diluted
earnings per share               6,156,250         6,065,856         6,154,348         6,004,669

Basic earnings per share              $.01              $.03              $.03              $.04

Diluted earnings per
share                                 $.01              $.03              $.03              $.04

NOTE D -- LAS VEGAS CLOSURE

During June 2000, the Company closed its Las Vegas partial program. This occurred due to denial by the Department of Health & Human Services of the program as a Medicare Community Mental Health Center (CMHC) provider of partial hospitalization services. Denial occurred because the program did not fulfill the statutory definition of a CMHC described in the Social Security Act. The Company believes that it could not operate a financially viable program unless it was eligible to participate as CMHC in the Medicare program.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 2000 and December 31, 1999, the Company's working capital was $2,926,453 and $2,700,520, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Friendship receivable discussed in Note B of the Notes to the Condensed Consolidated Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services in a manner which has not impaired its working capital. As of July 26, 2000, FCMHC believes that its debt with its financial intermediary is nearly paid off. The Company anticipates that it will begin to collect on these receivables when this occurs. The Company has a contract with FCMHC which expires in 2002. The Company believes that there is value in retaining the contract due to the difficulty in obtaining new Medicare Provider numbers and the fact that FCMHC is the only partial hospitalization program currently operating in Phoenix, Arizona.

Cash flows from operations were $1,151,721 and ($40,628) for the periods ended June 30, 2000 and 1999, respectively. Positive cash flow for the six months ended June 30, 2000 is primarily due to net income for the period and collections on receivables.

Cash flows from investing activities were $94,130 and ($10,167) for the periods ended June 30, 2000 and 1999, respectively. Positive cash flow for the six months ended June 30, 2000 is primarily due to payments the Company received on a note receivable from an officer. Funds used for the prior period were expended for office furniture and equipment.

Cash flows of $15,938 provided by financing activities were obtained from the exercise of one employee stock option. Cash of $250,000 was drawn and repaid under the Company's line of credit during the period ended June 30, 1999. The line of credit expires June 4, 2001. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of July 26, 2000, approximately $538,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 2000 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

The Company operated ten (10) programs during the three months ended June 30, 2000 and June 30, 1999. Net Revenues were $1,934,819 and $2,698,476 for the three months ended June 30, 2000 and 1999, respectively. The decrease in net revenues among periods is primarily due to the restructuring of two contracts with one hospital which resulted in lower management fees earned by the Company. The remainder of the decrease is due to an increase in contractual adjustments related to these contracts. From November 1995 to January 1, 2000, the Company earned a management fee based on census. Contractual adjustments were provided for claims for which the hospital was not reimbursed by their intermediary. During the second quarter of 2000, the Company recorded a contractual adjustment related to settlements under the prior contract of approximately $123,000. The Company currently earns a flat monthly management fee with provisions for contractual adjustments only when denied claims exceed a specified threshold.

Cost of services provided were $1,379,639 and $2,020,235 for the three months ended June 30, 2000 and 1999, respectively. The decrease in cost of services provided among periods is due to the restructuring of the contracts mentioned above. Under the new contract, this host hospital has assumed some of the services (primarily nursing) which the Company historically provided.

Uncollectible accounts at June 30, 2000 represent the write-off of the receivables generated from the FCMHC receivable during the three months ending June 30, 2000 as previously discussed in Note B to the Condensed Consolidated Financial Statements. No similar situation existed during the three month period ending June 30, 1999.

Selling, general and administrative expenses for the three months ending June 30, 2000 have decreased from the three months ending June 30, 1999. This is primarily due to lower executive wages based on profit orientated incentive bonus programs.

The Company's income taxes have decreased for the three months ending June 30, 2000 over the three months ended June 30, 1999 due to lower pretax earnings.

Net income was $82,912 and $152,010 for the three months ending June 30, 2000 and 1999. Lower net income occurred due to decreased revenues partially offset by lower expenses and lower income taxes.

The Company anticipates the costs of operating its current programs to remain stable. In addition, it hopes to expand the number of operational programs during the remainder of 2000. A site in Long Beach, California has been retained for a potential adult day care center. In addition, the Company has a site in Portland, Oregon which has been retained for a potential partial hospitalization program. The Company believes that although the Las Vegas program was denied Medicare CMHC designation, the Portland site is in a different region, which could lend itself to a different interpretation of the regulations by the Department of Health and Human Services. Marketing plans for expanding the volume of the business by obtaining new contracts with host hospitals and community mental health centers for programs also exist. It is uncertain at this time, to what extent the Company's fixed costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30,
1999

The Company had ten (10) operational Programs during the six month period ended June 30, 2000 and June 30, 1999.

Net revenues decreased approximately 22% for the six months ended June 30, 2000 over the comparable six months ended June 30, 1999. The decrease among periods is primarily due to the restructuring of two contracts with one hospital during 2000, which resulted in lower management fees earned by the Company.

Cost of services provided decreased approximately 28% for the six months ended June 30, 2000 over the comparable six months ended June 30, 1999. The decrease among periods is due to the restructuring of the contracts mentioned above. Under the new contracts, the host hospital assumed some of the services (primarily nursing) which the Company historically provided.

The provision for doubtful accounts at June 30, 2000 represents the write-offs of receivables generated from the Friendship receivable during the first half of 2000. No such similar situation existed during the six month period ending June 30, 1999.

General and administrative expenses decreased approximately 15% for the six months ended June 31, 2000 over the comparable six months ended June 30, 1999. This was primarily due to termination of the Company's contract with an independent public relations firm, which occurred April 30, 1999.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The June 30, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.


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


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5    OTHER INFORMATION

          Not applicable.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          10.124 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between Company and Catholic Healthcare West Southern California effective September 1, 1999 which supersedes Agreement dated September 15, 1998

          10.125 Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supersedes the lease dated June 23, 1988.

          Exhibit 15: Accountants' Acknowledgement

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


                                        OPTIMUMCARE CORPORATION
                                        A Delaware Corporation








Dated: August 7, 2000                   By: /s/ EDWARD A. JOHNSON
                                            ------------------------------------
                                            Edward A. Johnson
                                            Chairman of the Board
                                            & Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

  10.124 Inpatient and Outpatient Psychiatric Unit Management Services Agreement between Company and Catholic Healthcare West Southern California effective September 1, 1999 which supersedes Agreement dated September 15, 1998

  10.125 Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supersedes the lease dated June 23, 1988.

  Exhibit 15:  Accountants' Acknowledgement

  27           Financial Data Schedule