Form 10-Q
period 2000-09-30
OPTIMUMCARE CORP /DE/
filed 2000-10-23
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Number of Shares Outstanding
        -----------------------------          ----------------------------
        Common Stock, $.001 par value                      5,908,675

                                      INDEX

                             OPTIMUMCARE CORPORATION



PART I         FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.        Financial Statements (Unaudited)

               Report on Review by Independent Certified Public Accountants              3

               Condensed Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999                                                     4

               Condensed Consolidated Statements of Income for the Three Months
               and Nine Months Ended September 30, 2000 and 1999                         5

               Condensed Consolidated Statements of Cash Flows for the
               Three Months and Nine Months Ended September 30, 2000 and 1999            6

               Notes to Condensed Consolidated Financial Statements                      7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 9

               Statement by Management Concerning Review of Interim
               Information by Independent Certified Public Accountants                  12

Item 3.        Quantitative and Qualitative Disclosures about Market Risk               12


PART II        OTHER INFORMATION                                                        13


SIGNATURE                                                                               15

                                                                October 19, 2000


                     Independent Accountants' Review Report



To the Board of Directors of OptimumCare Corporation:

        We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of September 30, 2000, and the related condensed consolidated statements of income and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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


                                      /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation
                                          Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)                                          SEPTEMBER 30    DECEMBER 31
                                                         2000            1999
                                                      ----------      ----------
ASSETS
CURRENT ASSETS
  CASH                                                $2,268,789      $  283,227
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999            1,090,815       2,621,181
  NOTE RECEIVABLE FROM OFFICER                            78,000         156,000
  PREPAID EXPENSES                                        38,972          30,837
  DEFERRED TAX ASSET                                      19,141          24,457
                                                      ----------      ----------
      TOTAL CURRENT ASSETS                             3,495,717       3,115,702

NOTES RECEIVABLE FROM OFFICER                            216,570         236,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $172,999 AT SEPTEMBER 30, 2000
  AND $170,716 AT DECEMBER 31, 1999                       26,800          32,268

DEFERRED TAX ASSET                                        16,247          25,994

OTHER ASSETS                                              52,311          52,311
                                                      ----------      ----------
      TOTAL ASSETS                                    $3,807,645      $3,462,345
                                                      ==========      ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $  150,220      $  177,903
  ACCRUED VACATION                                        37,947          44,926
  ACCRUED EXPENSES                                       213,669         192,353
                                                      ----------      ----------
      TOTAL CURRENT LIABILITIES                          401,836         415,182

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT SEPTEMBER 30, 2000 AND
   DECEMBER 31,1999
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT SEPTEMBER 30, 2000,
   5,883,675 SHARES ISSUED AND OUTSTANDING
   AT DECEMBER 31, 1999                                    5,909           5,884
  PAID-IN-CAPITAL                                      2,403,706       2,387,793
  RETAINED EARNINGS                                      996,194         653,486
                                                      ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                      $3,405,809      $3,047,163
                                                      ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,807,645      $3,462,345
                                                      ==========      ==========


See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                               ----------------------------    ----------------------------
                               SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                   2000            1999            2000            1999
                               ------------    ------------    ------------    ------------
REVENUES                        $1,959,184      $2,664,008      $6,034,556      $7,860,242
INTEREST INCOME                     30,262           9,249          59,522          27,675
                                ----------      ----------      ----------      ----------
                                $1,989,446      $2,673,257      $6,094,078      $7,887,917
                                ----------      ----------      ----------      ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED       1,318,471       1,994,656      $4,231,019      $6,058,613
UNCOLLECTIBLE  ACCOUNTS             74,659               0         292,423               0
GENERAL AND ADMINISTRATIVE         330,056         324,333         995,075       1,102,439
INTEREST                                 0           1,206             197           2,528
                                ----------      ----------      ----------      ----------
                                 1,723,186       2,320,195       5,518,714       7,163,580
                                ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAXES         266,260         353,062         575,364         724,337

INCOME TAXES                       101,347         173,876         232,656         326,430
                                ----------      ----------      ----------      ----------
NET INCOME                      $  164,913      $  179,186      $  342,708      $  397,907
                                ==========      ==========      ==========      ==========
BASIC EARNINGS PER SHARE        $     0.03      $     0.03      $     0.06      $     0.07
                                ==========      ==========      ==========      ==========
DILUTED EARNINGS PER SHARE      $     0.03      $     0.03      $     0.06      $     0.07
                                ==========      ==========      ==========      ==========


See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  NINE MONTHS ENDING
                                                            ------------------------------
                                                            SEPTEMBER 30      SEPTEMBER 30
                                                                2000             1999
                                                            ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                 $   342,708       $ 397,907
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation & Amortization                                 14,455          32,206
      Uncollectible Accounts                                     292,423               0
      Deferred taxes                                              15,063          31,750
      Changes in operating assets and liabilities:
        Decrease/(Increase) in accounts receivable, net        1,237,943        (452,677)
        (Increase)/Decrease in prepaid expenses                   (8,135)         41,559
        Decrease in other assets                                       0             461
        (Decrease) in accounts payable                           (27,683)        (45,927)
        (Decrease)/Increase in accrued vacation                   (6,979)         18,781
        Increase/(Decrease) in accrued liabilities                21,316          63,421
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED
               BY OPERATING ACTIVITIES                         1,881,111          87,481

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                               (8,987)        (12,395)
  Payments on note receivable from officer                        97,500               0
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED/(USED)
                  IN INVESTING ACTIVITIES                         88,513         (12,395)

CASH FLOW FROM FINANCING ACTIVITIES
  Note payable from bank proceeds                                      0         450,000
  Note payable from bank paydowns                                      0        (450,000)
  Exercise of stock options                                       15,938               0
                                                             -----------       ---------
          CASH AND CASH EQUIVALENTS PROVIDED
               BY FINANCING ACTIVITIES                            15,938               0

 INCREASE/(DECREASE) IN
 CASH AND CASH EQUIVALENTS                                     1,985,562          75,086

Cash and cash equivalents at beginning of period                 283,227         188,636
                                                             -----------       ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,268,789       $ 263,722
                                                             ===========       =========


See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2000


NOTE A -- BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.



NOTE B -- UNCOLLECTIBLE ACCOUNTS


During the fourth quarter of 1999, the company was informed by Friendship Community Mental Health Center (FCMHC) that it received an adjustment to its cost report for the period ending June 30, 1997 of approximately $300,000 for its Medicare program. During April 2000, the Company was informed that additional amounts were owed for cost reporting years subsequent to June 30, 1997. The majority of the adjustment pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). FCMHC is in the process of contesting HCFA's findings. Since FCMHC did not have the funds to pay the audit assessment, HCFA withheld all payments to FCMHC for patients serviced by the program. As a result, FCMHC was not able to pay the Company's management fees. Although FCMHC has now satisfied its debts with respect to prior cost report assessments, it is currently under "focused medical review." This situation entails a detailed review of all claims before they are paid. This review has substantially delayed payments to FCMHC which in turn has caused FCMHC to continue to be unable to pay the Company. The Company wrote off approximately $300,000 in accounts receivable related to this event during the last quarter of 1999. In addition, for the three and nine month periods ending September 30, 2000, the Company has written off approximately $74,659 and $292,423 respectively related to this event.

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                 Three Months Ended                Nine Months Ended
                             -----------------------------   -----------------------------
                             September 30    September 30    September 30    September 30
                                 2000            1999            2000            1999
                             -------------   -------------   -------------   -------------
Numerator                     $  164,913      $  179,186      $  342,708      $  397,907
                              ----------      ----------      ----------      ----------
Denominator:

Denominator for basic
earnings per share --
weighted-average shares        5,908,675       5,919,897       5,907,124       5,919,897
                              ----------      ----------      ----------      ----------
Dilutive employee stock
options                          255,808         155,809         256,254         105,437
                              ----------      ----------      ----------      ----------
Denominator for diluted
earnings per share             6,164,483       6,075,706       6,163,378       6,025,334
                              ----------      ----------      ----------      ----------
Basic earnings per share      $      .03      $      .03      $      .06      $      .07
                              ----------      ----------      ----------      ----------
Diluted earnings per
share                         $      .03      $      .03      $      .06      $      .07
                              ==========      ==========      ==========      ==========


NOTE D -- NEW BUSINESS

Effective October 1, 2000, the Company entered into an agreement with New Life Guidance Center to manage a psychiatric partial hospitalization program in Parker, Arizona.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 2000 and December 31, 1999, the Company's working capital was $3,093,881 and $2,700,520, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of the Friendship receivable discussed in Note B of the Notes to the Condensed Consolidated Financial Statements, the Company has been able to effectively manage collections on other receivables and payments for services in a manner which has not impaired its working capital. During 2000, FCMHC was placed under "focused medical review" by its financial intermediary. This situation involves a detailed review of virtually all claims submitted by FCMHC before they are paid. The Company anticipates that it will begin to collect on these receivables when "focused medical review" is lifted and FCMHC begins to receive regular reimbursements. The Company has a contract with FCMHC which expires in 2002. The Company believes that there is value in retaining the contract due to the difficulty in obtaining new Medicare Provider numbers and the fact that FCMHC is the only partial hospitalization program currently operating in Phoenix, Arizona.

Cash flows from operations were $1,881,111 and $87,481 for the periods ended September 30, 2000 and 1999, respectively. Positive cash flow for the nine months ended September 30, 2000 is primarily due to net income for the period and collections on receivables.

Cash flows from investing activities were $88,513 and ($12,395) for the periods ended September 30, 2000 and 1999, respectively. Positive cash flow for the nine months ended September 30, 2000 is primarily due to payments the Company received on a note receivable from an officer. Funds used for the prior period were expended for office furniture and equipment.

Cash flows of $15,938 provided by financing activities were obtained from the exercise of one employee stock option during the nine months ended September 30, 2000. Cash of $450,000 was drawn and repaid under the Company's line of credit during the period ended September 30, 1999. The line of credit expires June 4, 2001. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of October 16, 2000, approximately $622,028 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 2000 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

The Company operated nine (9) programs during the three months ended September 30, 2000 and ten (10) programs during the three months ended September 30, 1999. Net Revenues were $1,959,184 and $2,664,008 for the three months ended September 30, 2000 and 1999, respectively. The decrease in net revenues among periods is primarily due to the restructuring of two contracts with one hospital which resulted in lower management fees earned by the Company.

Cost of services provided were $1,318,471 and $1,994,656 for the three months ended September 30, 2000 and 1999, respectively. The decrease in cost of services provided among periods is due to the restructuring of the contracts mentioned above. Under the new contract, this host hospital has assumed some of the services (primarily nursing) which the Company historically provided.

Uncollectible accounts at September 30, 2000 represent the write-off of the receivables generated from the FCMHC receivable during the three months ending September 30, 2000 as previously discussed in Note B to the Condensed Consolidated Financial Statements. No similar situation existed during the three month period ending September 30, 1999.

Selling, general and administrative expenses for the three months ending September 30, 2000 have remained relatively stable from the three months ending September 30, 1999.

The Company's income taxes have decreased for the three months ending September 30, 2000 over the three months ended September 30, 1999 primarily due to lower pretax earnings.

Net income was $164,913 and $179,186 for the three months ending September 30, 2000 and 1999. Lower net income occurred due to decreased revenues partially offset by lower expenses and lower income taxes.

The Company anticipates the costs of operating its current programs to remain stable. In addition, it hopes to expand the number of operational programs during the remainder of 2000. The Company has a site in Portland, Oregon which has been retained for a potential partial hospitalization program. Marketing plans for expanding the volume of the business by obtaining new contracts with host hospitals and community mental health centers for programs also exist. In addition, the Company is seeking to expand its services through the electronic commerce industry. It is uncertain at this time, to what extent the Company's fixed costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company had ten (10) operational Programs during the nine month period ended September 30, 2000 and September 30, 1999.

Net revenues decreased approximately 23% for the nine months ended September 30, 2000 over the comparable nine months ended September 30, 1999. The decrease among periods is primarily due to the restructuring of two contracts with one hospital during 2000, which resulted in lower management fees earned by the Company.

Cost of services provided decreased approximately 30% for the nine months ended September 30, 2000 over the comparable nine months ended September 30, 1999. The decrease among periods is due to the restructuring of the contracts mentioned above. Under the new contracts, the host hospital assumed some of the services (primarily nursing) which the Company historically provided.

The provision for doubtful accounts at September 30, 2000 represents the write-offs of receivables generated from the Friendship receivable during the first nine months of 2000. No such similar situation existed during the nine month period ending September 30, 1999.

General and administrative expenses decreased approximately 10% for the nine months ended September 30, 2000 over the comparable nine months ended September 30, 1999. This was primarily due to termination of the Company's contract with an independent public relations firm, which occurred April 30, 1999.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.


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


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.


ITEM 5         OTHER INFORMATION

               Not applicable.



ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit:

               10.126 Loan agreement between the Company and US Bank dated July 14, 2000.

               10.127 Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000.

               15      Accountants' Acknowledgement

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


                                            OPTIMUMCARE CORPORATION
                                            A Delaware Corporation




Dated: October 19, 2000                     By: /s/ EDWARD A. JOHNSON
                                                --------------------------------
                                                Edward A. Johnson
                                                Chairman of the Board
                                                & Principal Financial Officer

                                 EXHIBIT INDEX


Exhibit 10.126     Loan agreement between the Company and US Bank dated July 14, 2000.

Exhibit 10.127     Psychiatric Partial Hospitalization Management agreement between the
                   Company and New Life Guidance Center dated October 1, 2000.

Exhibit 15         Accountants' Acknowledgement

Exhibit 27         Financial Data Schedule