Form 10-K405
period 2000-12-31
OPTIMUMCARE CORP /DE/
filed 2001-03-26
CIK 820474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______ to _______ Commission file number 0-17401

Commission File Number: 0-17401


                             OPTIMUMCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               33-0218003
                 --------                               ----------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

        30011 Ivy Glenn Drive, Suite 219
        Laguna Niguel, California                       92677
        --------------------------------             ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein [X] and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 2, 2001 (4,783,743 shares of Common Stock) was $3,587,807 based on the average bid and asked price of the Company's voting stock on February 2, 2001.*

The number of shares outstanding of each of the Company's classes of Common Stock, as of February 2, 2001 was:


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

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility. A fixed monthly fee is received by the Company which averages $104,000 per month for inpatient contracts, and $61,000 per month for outpatient contracts. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. In some cases, reimbursement of direct costs are also received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

During the fourth quarter of 2000, the Company entered into a contract with e-HQ, LLC, an e-commerce company that specializes in web technologies, to build, maintain and host an immediate on-demand therapy website. The website, optimumcare.com, will offer on-demand, one-on-one online therapy 24 hours a day 7 days a week to people in need of help via real-time counseling and secured e-mail. This website will offer counseling from a broad range of certified professionals including marriage and family therapists, licensed social workers, psychologists and psychiatrists. The Company is currently in the process of recruiting qualified psychiatric professionals to service the site.

As of February 2, 2001, the Company has nine (9) Programs that are hosted by five (5) hospitals and one community mental health center: one inpatient and one partial hospitalization PsychProgram at Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, one inpatient and one partial hospitalization PsychProgram at St. Francis Medical Center, Lynwood, California, one partial hospitalization PsychProgram at Sherman Oaks Hospital and Health Center, Sherman Oaks, California, one inpatient and one partial hospitalization PsychProgram at Mission Community Hospital, San Fernando, California, one partial hospitalization

PsychProgram through Citrus Valley Medical Center, West Covina, California, and one partial hospitalization PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona.

(b) Financial Information About Industry Segments

The Company operates in one industry segment which is the development, marketing and operation of Programs.

(c) Narrative Description of the Business

(i) and (ii) Products

OptimumCare's Psych Programs ("Inpatient Program")

The Inpatient Program is a medically-supervised psychiatric care program for short term intensive evaluation and treatment of patients with diagnoses ranging from acute depression to serious and chronic behavioral health problems, such as schizophrenia. Patients receive treatment 24 hours per day, which includes individual psychotherapy, medication regimen, group therapy, and discharge planning and placement, under the supervision of a psychiatrist in conjunction with a multi disciplinary team (registered nurses, licensed vocational nurses, social workers, activity therapists, medical physicians, and mental health workers). The Company estimates that the average length of stay for a patient in an Inpatient Program is approximately 3-10 days.

OptimumCare's Partial Hospitalization Program ("Partial Hospitalization")

Partial Hospitalization is a treatment approach that provides an alternative to inpatient treatment. It provides a daily program for a maximum of 20 hours per week, prescribed by psychiatrist. It is for voluntary patients with serious behavioral health disorders who require intensive and multi disciplinary treatment which cannot be provided in a less intensive outpatient setting. As an alternative to inpatient treatment, it provides a more flexible, less costly and less restrictive form of treatment. Treatment consists of group therapy, activity therapy, medication monitoring, and individual therapy related to the specific needs of each client. The Program staff acts as a liaison in assisting the client in accessing resources within the community. The Company estimates that the average length of stay for a patient in a partial hospitalization program is approximately 3 weeks to 3 months.

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

On-Line Counseling

During the fourth quarter of 2000, the Company entered into a contract with e-HQ, LLC, an e-commerce company that specializes in web technologies, to build, maintain and host an immediate on-demand therapy website.

The website, optimumcare.com, will offer on-demand, one-on-one online therapy 24 hours a day 7 days a week to people in need of help via real-time counseling and secured e-mail. With 40% of health related Internet searches focused on mental health topics, as quoted by Behavioral Healthcare Tomorrow, OptimumCare believes that there is a tremendous demand and need for online counseling services. Therapy will be available for immediate access and, if desired, on a continuous basis.

This website will offer counseling from a broad range of certified professionals including marriage and family therapists, licensed social workers, psychologists and psychiatrists. Resumes that include each counselor's education, experience, specialties and fees will assist individuals in making more informed decisions in selecting a therapist whose background corresponds to their particular needs and means.

e-HQ, in addition to the design and development of the site, will market optimumcare.com through extensive radio, television, print and online campaigns that will target busy professionals, stay at home spouses, teens and young adults. The site is expected to launch during the first quarter of 2001. The Company is currently in the process of recruiting qualified psychiatric professionals to service the site.

Expansion of Products

The Company is seeking to expand the scope of psychological services it offers by enlarging the continuum of care it provides. The Company believes that it can more effectively market its services to managed care payors by increasing the scope of services it provides.

Staffing

The PsychProgram and Partial Hospitalization Programs are staffed by the Company with a medical director, a program manager, and in some cases, a psychologist, a chief therapist, and at least one therapist or social worker. The key staff members are the medical director and the program manager. The medical director is a licensed psychiatrist who is a staff member of the host health care facility and is engaged as an independent contractor charged with the responsibility for overseeing the administration of the Program from a medical/regulatory compliance viewpoint. In addition to the medical director who is responsible for administering the clinical aspects of the contract, the Company often engages co-medical directors in each community in which a Program is located. These co-medical directors are licensed psychiatrists or psychologists. They provide administrative assistance to a Program and represent it at various professional activities in the local community. The co-medical directors are compensated at a fixed monthly rate, depending on the amount of time they commit to supporting the Company's Programs. The Company's employees and contractors at each program are subject to approval and pre-employment screening by the host health care facility. The Company has not experienced any difficulty in locating qualified medical directors from the hospital staff to affiliate with the Company's Programs. The program manager is a full time employee of the Company and usually has completed either a bachelor's or master's degree program in psychology or social work. Program managers are officed at their respective Program's facility.

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

The following is a list of current contracts:

                    TYPE OF                  CONTRACT
                    PROGRAM               EXPIRATION DATE

CONTRACT #1         INPATIENT             NOVEMBER 2001(1)
                    START DATE:

CONTRACT #2         PARTIAL               OCTOBER 2001(2)
                    START DATE:
                    10/92

CONTRACT #3         INPATIENT             AUGUST 31, 2001
                    START DATE:
                    9/98

CONTRACT #4         PARTIAL               AUGUST 31, 2001
                    START DATE:
                    12/93

CONTRACT #5         PARTIAL               FEBRUARY 28, 2001
                    START DATE:
                    7/94

CONTRACT #6         PARTIAL               DECEMBER 31, 2001
                    START DATE:
                    9/95

CONTRACT #7         INPATIENT             DECEMBER 31, 2002
                    START DATE:
                    11/95

CONTRACT #8         PARTIAL               DECEMBER 31, 2002
                    START DATE:
                    1/96

CONTRACT #9         PARTIAL               DECEMBER 7, 2010
                    START DATE:
                    4/96

(1) Automatically extended for successive 1 year periods, unless terminated w/ 120 days notice.

(2) Automatically extended for successive 1 year periods, unless terminated w/ 90 days notice.

Payment for Services

Patients are screened by the host healthcare facility prior to admission. Screening procedures include verification of the existence and extent of insurance coverage.

It is the host health care facility's responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for services provided at the specified contract rate. Generally, the Company bills the host health care facility within five (5) days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients' bad debts experienced by the host health care facility.

Regulatory Matters

Many of the hospitals the Company contracts with have a large number of Medicare and Medicaid patients. It is unknown, whether in the future other contracts or programs will be dependent on a disproportionate amount of Medicare/Medicaid patients. However, the Company has negotiated with these hospitals whereby it is paid a flat monthly fee with a hold back for days ultimately denied which exceed a specified threshhold. Thus, the Company is not directly dependent on Medicare or Medicaid for payment under its current contracts.

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

Revision of legislation related to Medicare/Medicaid reimbursement, if enacted, could have a negative effect on the revenues of the hospitals with which the Company contracts. Generally, the Company's agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company's revenues may be impacted by changes to Medicare/Medicaid policies.

Medicare is part of a federal health program which is administered by the U.S. Department of Health and Human Services which has established Health Care Financing Administration ("HCFA") to promulgate rules and regulations governing Medicare and the benefits associated therewith.

All of the programs managed by the Company are treated as "provider based" programs by HCFA. This designation is important since partial hospitalization services are covered only when furnished by a "provider", i.e., a hospital or a CMHC. To the extent the partial hospitalization programs are not located in a site which is deemed by HCFA to be "provider-based", there would not be Medicare coverage for the services furnished at the site under Medicare's partial hospitalization benefit. In August, 1996, HCFA published criteria for determining when programs operated in facilities separate from a hospital's or CMHC's main premises may be deemed to be "provider-based" programs. The application of these criteria is subject to interpretation and is not entirely clear. Therefore, there is some risk that some of the sites managed by the Company could be found not to be "provider-based".

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

During August 2000, a prospective payment system for all outpatient hospital services was implemented. The amount paid by Medicare is a per diem fee adjusted by a geographic wage index, less a "coinsurance" of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program will in some instances pay these amounts as allowable Medicare bad debts. Aggregate reimbursements to the healthcare facilities which the Company contracts with have not materially changed from those previously received prior to the implementation of the prospective payment system.

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

The program director for each PsychProgram at the host health care facility develops a local plan, in conjunction with the program community liaison. The strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company's overall plan. The host hospital's administrative and medical staff are also encouraged to participate in community relations activities.

Direct contact with psychiatrists, psychologists and other licensed professionals by the Company is emphasized because these individuals motivate potential patients to seek inpatient treatment for their mental health. Licensed Community Care Residential Facilities are also targeted because the residents are the ones who will require inpatient psychiatric treatment. The Company's approach emphasizes the care giver to become involved in one on one communication with the professionals who will provide patient referrals. These professionals and care givers are invited to the Company sponsored community relations activities, speaker programs and continuing education seminars.

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

(vii) Dependence on a Few Customers

The Company presently has nine (9) Programs operating through five (5) hospitals and one community mental health center. If any of these Programs were terminated, or if any of the accounts receivable from these contracts were to become uncollectible, such events could have a material adverse effect on the Company. During the years ended December 31, 2000 and 1999, the Company wrote off approximately $340,000 and $300,000 in bad debts related to Friendship Community Mental Health Center (FCMHC). On October 27, 1999, the Company was informed by FCMHC that it received adjustments to its June 30, 1997 cost report. The majority of the adjustments pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). Since FCMHC did not have the funds to pay the audit assessment, HCFA withheld all payments to FCMHC for patients serviced by the program. During 2000, FCMHC was placed under "focused medical review" by its financial intermediary. This situation involved a detailed review of virtually all claims submitted by FCMHC before payment was made. This further compounded FCMHC's inability to pay the Company's management fees. During December 2000, FCMHC was purchased by another entity. Effective, December 7, 2000, the Company entered into a contract with the new owners of FCMHC which expires December 2010. In January 2001, the Company received a partial payment of its December 2000 invoice. Based on the above, the Company believes its current and future management fees generated from this program will be collectible. During 1998, one contract termination also required a bad debt write-off of approximately $300,000.

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

(xiii) Employees

As of February 2, 2001, the Company employed approximately 60 persons full-time and 45 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company's Programs and not employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Inapplicable.

ITEM 2 - PROPERTIES

The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,130 which expires June 30, 2001. The Company leases additional satellite corporate offices in Culver City and Venice, California. The lease agreement for Culver City, California provides for a monthly base rent of $3,280 and expires November 30, 2001. The lease agreement for Venice, California provides for a monthly base rent of $2,800 and is on a month-to-month basis. The Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,189 which expires October 31, 2001. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

The Company leases space under two separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement is between the Lessor and the Community Mental Health Center which expires November 30, 2003. However, the Company is obligated to pay the lease costs for the program, under its contract with the facility which expires December 6, 2010. The other agreement expires August 14, 2002. Aggregate monthly payments total $8,784.

ITEM 3 - LEGAL PROCEEDINGS

Inapplicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

(a) Market Information

The Company's common stock is currently quoted on the over the counter "OTC" electronic bulletin board under the symbol OPMC.


                                                   High Bid                Low Bid
                                                   --------                -------
2000:
Fourth Quarter                                       29/32                    5/8
Third Quarter                                        31/32                    3/4
Second Quarter                                           1                  21/32
First Quarter                                       1 1/16                  17/32

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

(b) Holders

The approximate number of holders of record each class of the Company's common equity securities as of the close of business on February 2, 2001 is set forth below:

                                                    Approximate
Title of Class                                      Number of Record Holders
Common Stock, $.001 par value                                225

(c) Dividends

The Company has not paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

The transfer agent for the Company's common stock is American Stock Transfer & Trust Company, New York, New York.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data at December 31, 2000 and December 31, 1999 and for each of the fiscal years in the three year period ended December 31, 2000 are derived from the Company's Financial Statements for such years which were audited by Lesley, Thomas, Schwarz & Postma, Inc. for the years ended December 31, 2000 and 1999, and audited by Ernst & Young, LLP for the year ended December 31, 1998, which Financial Statements are included elsewhere herein.

A 20% stock dividend was declared by the Board of Directors on August 14, 1996 for stockholders of record on October 1, 1996. The stock dividend was issued on October 18, 1996. Per share amounts for all periods presented have been restated to reflect the stock dividend.

                       STATEMENT OF OPERATIONS INFORMATION
                             YEAR ENDED DECEMBER 31

                                 2000                1999                1998                1997                1996
                           ----------         -----------         -----------         -----------         -----------
NET REVENUES               $8,010,491         $10,553,427         $11,409,690         $12,089,398         $10,676,237

NET INCOME                    391,686             365,798             377,133             454,350             876,716

BASIC EARNINGS*
PER SHARE OF
COMMON STOCK                      .07                 .06                 .06                 .07                 .14

DILUTED EARNINGS*
PER SHARE OF
COMMON STOCK                      .06                 .06                 .06                 .06                 .13

WEIGHTED NUMBER
OF SHARES
OUTSTANDING                 5,907,511           5,910,939           6,567,280           6,870,049           6,237,751

TOTAL DILUTED
SHARES                      6,164,139           6,028,496           6,699,648           7,194,872           6,677,156

CASH DIVIDENDS PER
COMMON SHARE                        0                   0                   0                   0                   0


                            BALANCE SHEET INFORMATION
                                AS OF DECEMBER 31

                             2000               1999               1998               1997               1996
                       ----------         ----------         ----------         ----------         ----------
TOTAL ASSETS           $3,920,204         $3,462,345         $3,154,744         $3,953,241         $3,980,307

CURRENT ASSETS          3,384,853          3,115,702          2,652,044          3,213,626          3,518,003

CURRENT
LIABILITIES               465,417            415,182            429,375            679,774          1,244,909

NET WORKING
CAPITAL                 2,919,436          2,700,520          2,222,669          2,533,852          2,273,094

LONG-TERM
OBLIGATIONS                     0                  0                  0                  0                  0

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

(a) Liquidity and Capital Resources

At fiscal year end 2000 and 1999, the Company's working capital was $2,919,436 and $2,700,520 respectively. The increase in working capital for the year is primarily due to the Company's net income and collections on accounts receivable. The nature of the Company's business does require significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the cancellation of any one contract or the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity. Despite the write-off of approximately $340,000 pertaining to one contract, the company has preserved its working capital. On October 27, 1999, the Company was informed by Friendship Community Mental Health Center (FCMHC) that it received adjustments to its June 30, 1997 cost report. The majority of the adjustments pertained to bad debts deducted by FCMHC disallowed by the Healthcare Financing Administration (HCFA). Since FCMHC did not have the funds to pay the audit assessment, HCFA withheld all payments to FCMHC for patients serviced by the program. During 2000, FCMHC was placed under "focused medical review" by its financial intermediary. This situation involved a detailed review of virtually all claims submitted by FCMHC before payment was made. This further compounded FCMHC's inability to pay the Company's management fees. During December 2000, FCMHC was purchased by another entity. Effective, December 7, 2000, the Company entered into a contract with the new owners of FCMHC which expires December 2010. In January 2001, the Company received a partial payment of its December 2000 invoice. Based on the above, the Company believes its current and future management fees generated from this program will be collectible.

Cash flows from operations were $2,099,720 for the year ended December 31, 2000, resulting from net income and collections on accounts receivable.

Cash used in investing activities was $211,563 for the year ended December 31, 2000. Funds used were primarily for the purchase of computer software, used to build an on-demand therapy website. The Company expects to launch the site during the first quarter of 2001.

The cash received from financing activities was $15,938 for the year ended December 31, 2000. This resulted from the exercise of one employee stock option. The Company has a line of credit which expires June 4, 2001. The maximum indebtedness of the line is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of February 2, 2001, approximately $607,000 is available for future draws on the line of credit agreement. The Company's principal sources of liquidity for the fiscal year 2001 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

(b) Results of Operations

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999.

The Company operated eleven (11) programs during the years ended December 31, 2000 and 1999. As of February 2, 2001, the Company had three inpatient and six partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. During the year ended December 31, 2000, the Company's earnings from inpatient programs approximated its earnings from operational partial hospitalization programs. Net revenues were $8,010,491 and $10,553,427 for the years ended December 31, 2000 and 1999, respectively. The decrease is due to changes in the management fee agreements for two programs licensed through one hospital.

Cost of services provided were $5,691,617 and $8,202,445 for the years ended December 31, 2000 and 1999. This decrease is due to changes in the services provided between the Company and one hospital discussed above.

The provision for uncollectible accounts and selling general and administrative expenses have remained relatively stable among years.

The Company's income taxes have decreased in 2000 over 1999 due to greater deduction for state taxes paid in 2000 than in 1999.

Net income was $391,686 and $365,798 for the years ended December 31, 2000 and 1999, respectively. The increase was primarily attributable to a decrease in cost of services provided, partially offset by lower revenues.

During the past two years, the Company restructured many of its contracts with its host hospitals. Most contracts now provide for fixed monthly management fees, which are based on census levels in theory and should not materially vary unless census significantly changes. The Company expects that the majority of existing contracts will be renewed on similar terms. However, the Company was recently informed of one hospital's intention not to renew its contract with the Company which expires February 28, 2001. The Company does not believe that this situation will significantly impair its revenues, cash flows and operations, since much of the patient census at this particular location may be absorbed by proposed expansion at existing facilities, for which an additional management fee would be earned.

The Company expects to achieve an expansion in the number of operational programs in 2001. Marketing plans for expanding the volume of the business by obtaining new contracts with host hospitals and community mental health centers for programs exist. In addition, the Company expects to launch an on-demand therapy website during the first quarter of 2001. Although the Company anticipates that revenues will increase based on the above, it also expects that costs associated with the production of the revenues, particularly advertising, will also increase. However, it is uncertain at this time, to what extent the Company's costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations. Hence, there is a special emphasis paragraph in the report of the Company's independent auditors of the financial statements for the fiscal year ended December 31, 2000.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

The Company operated eleven (11) programs during the year ended December 31, 1999 and thirteen (13) programs during the year ended December 31, 1998. As of February 7, 2000, the Company had three inpatient and eight partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. Net revenues were $10,553,427 and $11,409,690 for the years ended December 31, 1999 and 1998, respectively. The decrease was due to changes in the management fee agreements between the Company and two hospitals, as well as, a decrease in the number of operating programs.

Cost of services provided were $8,202,445 and $8,977,538 for the years ended December 31, 1999 and 1998. This decrease was due to changes in the services provided between the Company and two hospitals, as well as, a decrease in the number of operating programs.

The provision for uncollectible accounts remained stable among years.

Selling general and administrative expenses decreased slightly from the prior year. This was due to lower legal fees in 1999 over 1998, incurred in connection with protecting the Company's trade name against use by an East Coast healthcare provider, during 1998.

The Company's income taxes increased in 1999 over 1998 due to tax write-offs of bad debts in 1998 pertaining to receivables which were reserved and expensed in 1997 for financial statement purposes.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             OPTIMUMCARE CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Page
                                                              Number
                                                              ------
Reports of Independent Auditors                               F-1 through F-2

Consolidated Balance Sheets as of December 31,                F-3 through F-4
    2000 and December 31, 1999

Consolidated Statements of Income for the years               F-5
    ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the                 F-6
    year ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the       F-7
    years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                    F-8 through F-16

Financial Statement Schedule                                  F-17 through F-19

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2000, the Registrant determined that the firm of Ernst & Young LLP would be dismissed as the Registrant's principal accountant and would not be engaged to conduct the audit of the Registrant's financial statements for the fiscal year ended December 31, 1999.

Ernst & Young LLP's report on the financial statements of the Registrant for the year ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Registrant's financial statements for the year ended December 31, 1998, and in the subsequent interim period through January 17, 2000, there were no disagreements between the Registrant and Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter in their report.

The decision to change accountants was not approved by the board of directors of the Registrant.

On January 17, 2000, the Registrant engaged Lesley, Thomas, Schwarz & Postma, Inc. as its principal accountant to audit its financial statements for the year ended December 31, 1999. Prior to the engagement of Lesley, Thomas, Schwarz & Postma, Inc. the Registrant has not consulted with Lesley, Thomas, Schwarz & Postma, Inc. on the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

NAME                           AGE                   POSITION
Edward A. Johnson              55            Chief Executive Officer, Principal Financial
                                             Officer, Secretary and Chairman of the Board

Mulumebet G. Michael           52            Director, President and Chief Operating Officer

Gary L. Dreher                 54            Director

Michael S. Callison            62            Director

Jon E. Jenett                  48            Director


Each director serves for a term of one year or until his successor has been elected and qualified. Each executive officer serves at the pleasure of the Board of Directors. Directors do not receive any director's fees or other compensation for their services, as such, but receive reimbursement for their expenses in attending meetings of the Board of Directors.

The Company has an audit committee which is composed of Mr. Johnson, Mr. Dreher and Mr. Jenett. All three directors are financially literate. Mr. Dreher and Mr. Jenett are independent of the Company. The principal function of the committee is review of the financial statements and communication with the independent auditors of the Company.

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

Mulumebet G. Michael - President, COO & Board Member

Ms. Michael joined OptimumCare in 1993 as a Program Administrator, advanced to Executive Vice President and COO in 1997, and was named President and a member of the Board of Directors in June 1998. Ms. Michael's extensive experience both as a registered nurse and in behavioral healthcare management over a seventeen year career has provided superb insight, vision and knowledge, ensuring the best behavioral health practices are incorporated into each OptimumCare program. She manages the Company's staff of more than 100 professionals and support personnel. Ms. Michael completed a four-year nursing school curriculum leading to her being a licensed nurse (RN) in three countries: America, Canada and Ethiopia. She also completed a three-year advanced hospital management program with the British Columbia Institute of Technology in Canada.

Gary L. Dreher - Director

Mr. Dreher was elected to the Board of Directors during September 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. He is President, Chief Executive Officer and a Director of AMDL, an inventor and marketer of state-of-the-art diagnostic kits. AMDL is a public company traded on the OTC - Electronic Bulletin Board. Prior to this, Mr. Dreher was President of Medical Market International, a marketing and management services company he co-founded. Mr. Dreher also served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests, from 1992 to 1996. Mr. Dreher has 30 years experience in the healthcare industry.

Michael Callison - Director

Mr. Callison was elected to the Board of Directors in September 1993. From 1990 to 1999, he was responsible for sales and business development, as well as seeking out and nurturing relationships with strategic alliance partners to help the Company expand its services and coverage area. His 41 years of healthcare experience began while he attended college and worked as a psychiatric technician at a Washington state veteran's hospital. Thereafter, he held positions of increasing responsibility primarily in sales and marketing with Pfizer Labs, Borg Warner Healthcare and Hill-Rom, a hospital architectural and furnishing company. Mr. Callison received his B.A. degree in Economics from the University of Puget Sound.

Jon E. Jenett - Director

Mr. Jenett was elected to the Board of Directors during December 1995. Mr. Jenett is an Independent Consultant specializing in startups and high growth companies. From October 1998 to April 1999, Mr. Jenett was a founder of and served as President and Chief Financial Officer of Packet Video, Inc., which sells a suite of software and hardware products to manage video and multimedia in networked environments, including cellular and the Internet. From 1990 to 1998, Mr. Jenett served as Chief Financial Officer of Mission Electronics Corporation, a wholesale broker of electronic components. From 1981-1990, he was a partner of Investment Group of Santa Barbara, an investment fund specializing in small public and private companies. Mr. Jenett received his B.A. degree from Harvard College and his M.B.A from Stanford Business School.

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

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION             ----------------------     PAYOUTS
                       ----------------------------------------           AWARDS             -------
                                                       OTHER
NAME &                                                 ANNUAL     RESTRICTED     (#)                       ALL OTHER
PRINCIPAL                                              COMPEN-    STOCK          OPTIONS     PAYOUTS       COMPEN-
POSITION               YEAR     SALARY($)   BONUS($)   SATION($)  AWARDS($)      /SARs         ($)         SATION ($)
EDWARD A. JOHNSON,     2000     204,000     158,800                              100,000                   16,673 (1)(2)
CHIEF EXECUTIVE        1999     204,000      98,847                              450,000                   17,906 (1)(2)
OFFICER                1998     144,000     118,188                              100,000                   18,304 (1)(2)


MULUMEBET G.           2000     172,545      68,944                              100,000
MICHAEL                1999     167,841      83,201                              400,000
 PRESIDENT & CHIEF     1998     160,865      63,806                              100,000
 OPERATING OFFICER


HELEN TVELIA           2000      62,974      66,000
 PROGRAM  DIRECTOR     1999      59,479      83,087                              100,000
                       1998      62,400      71,917                               25,000

LAURA CAMPBELL         2000      52,443      47,570
PROGRAM DIRECTOR       1999      50,482      43,656
                       1998      46,209       3,615

#   NUMBER OF UNITS

$   DOLLAR AMOUNTS

(1) CAR ALLOWANCE

(2) LIFE INSURANCE PREMIUMS


Other Compensation

In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

Compensation Pursuant to Plans

Stock Option Plans

1987 Plan

The Company's 1987 Stock Option Plan (the "Plan"), adopted by the Board of Directors on July 28, 1987, and approved by the stockholders on August 28, 1987, provided for the grant to officers, directors, employees and consultants of nonqualified stock options and stock options to employees that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986. The Plan terminated on July 28, 1997. The purpose of the Plan was to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 455,000 shares of the Company's Common Stock were reserved for issuance pursuant to the Plan. No options to purchase shares were exercised during fiscal year ended December 31, 2000. There are currently 100,000 shares subject to options outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

1994 Plan

On December 20, 1994, the Board of Directors re-adopted the Company's 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company's common stock were reserved for issuance pursuant to the plan. Options to purchase 25,000 shares were exercised during fiscal year ended December 31, 2000. There are currently 150,000 shares available for option and no shares outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

Other Options

The Company granted options to purchase 325,000 shares of common stock to various officers, directors and employees of the Company during 2000. On October 24, 2000, the Board of Directors granted options to Edward A. Johnson and Mulumebet G. Michael to each purchase 100,000 shares, granted options to Jon Jenett to purchase 50,000 shares and granted options to Michael S. Callison and Gary Dreher to each purchase 25,000 shares. The option exercise price is $.67. The options have a five year term and vest immediately.

During 2000, no other options previously granted were exercised.

(c) Options/SAR Grants in Last Fiscal Year

The following table sets forth certain information concerning Options/SARs granted during 2000 to the named individuals:


                                                                        POTENTIAL REALIZABLE
                                                                            VALUE AT ASSUMED
                             INDIVIDUAL GRANTS                               ANNUAL RATES OF
                                                                                 STOCK PRICE
                                                                            APPRECIATION FOR
                                                                                 OPTION TERM
--------------------------------------------------------------------     --------------------    ----------
                             % OF TOTAL
                             OPTIONS/SARs
                              GRANTED TO    EXERCISE
                              EMPLOYEES      OF BASE                                             GRANT DATE
              OPTIONS/SARs    IN FISCAL        PRICE      EXPIRATION                             PRESENT
  NAME           GRANTED        YEAR        ($/SHARE)        DATE         5% ($)      10% ($)    VALUE ($)*
-----------   ------------   ------------   ---------     ----------      ------      -------    ----------
EDWARD A
JOHNSON          100,000         31%          $  .67      10/24/2005      21,000      44,000      32,000

MULUMEBET G
MICHAEL          100,000         31%          $  .67      10/24/2005      21,000      44,000      32,000


* Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company's stock. The estimated present value of each stock option is $.32 based on the following inputs:

Stock Price (Fair Market Value) at Grant      $.6875
Exercise Price                                $.67
Expected Option Term                          5 years
Risk-Free Interest Rate                       5.75%
Stock Price Volatility                        43%
Dividend Yield                                0%

The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1996 to December 31, 2000.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 2000, and presents the value of unexercised options and SARs held by the named individuals at fiscal year end:


                                                                                                           VALUE OF
                                                                              NUMBER OF             UNEXERCISED IN-
                       SHARES                                               UNEXERCISED                   THE-MONEY
      NAME             ACQUIRED ON                                      OPTIONS/SARs AT             OPTIONS/SARs AT
                       EXERCISE (#)          VALUE REALIZED ($)      FISCAL YEAR-END (#)       FISCAL YEAR-END ($)*
EDWARD A. JOHNSON           0                       0                     850,000                    56,000

MULUMEBET G.                0                       0                     775,000                    51,000
MICHAEL **

HELEN TVELIA              25,000                  15,938                  175,000                    10,000


* The difference between fair market value at February 2, 2001 and the exercise price.

** 100,000 of options vest over five years, 80,000 of which are exercisable at 12/31/00.

(g) Compensation of Directors

Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Mr. Dreher received $12,000 in marketing fees during 2000 for the marketing of the Company's programs to the hospitals during 2000.

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

(L) STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company's stockholders during the five year period ended December 31, 2000 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

                                    12/31/95    12/31/96    12/31/97    12/31/98    12/31/99    12/31/00
OPMC                                   100         122         120          75          53          51
S&P Hospital Management Index          100         117         102          84          94         153
NASDAQ Market Index                    100         123         149         208         387         235

NOTE: The stock performance graph assumes $100 was invested on January 1, 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 2, 2001, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company's directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

                                                   AMOUNT & NATURE OF
       NAME (1)                                  BENEFICIAL OWNERSHIP                   PERCENT OF CLASS
EDWARD A. JOHNSON                                       1,295,826 (2)                              19.5%

MULUMEBET G. MICHAEL                                      784,466 (3)                              11.8%

MICHAEL S. CALLISON                                       772,895 (4)                              12.7%

GARY L. DREHER                                            226,745 (5)                               3.7%

JON E. JENETT                                             159,000 (6)                               2.6%

ALL OFFICERS AND DIRECTORS
AS A GROUP (5 PERSONS)                                  3,079,932 (7)                              39.2%


(1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, Laguna Beach, CA 92651; Ms. Michael - 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. Jenett
- 8 South Vista De La Luna, Laguna Beach, CA 92651.

(2) Includes presently exercisable options to purchase 750,000 shares of Common Stock, with 17,578 shares held indirectly through an individual retirement account.

(3) Includes presently exercisable options to purchase 755,000 shares of Common Stock. All shares are directly owned.

(4) Includes presently exercisable options to purchase 175,000 shares of Common Stock, 480,000 shares held through a revocable living trust, 17,500 shares held indirectly through an individual retirement account, 2,395 shares held indirectly through a 401K plan, 92,000 shares directly owned and 6,000 shares held as custodian for five of Mr. Callison's grandchildren.

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

(7) Includes presently exercisable options to purchase 1,955,000 shares of Common Stock.

(c) Changes in Control

Inapplicable.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions With Management and Others

Inapplicable.

(b) Certain Business Relationships

Inapplicable.

(c) Indebtedness of Management

The Company converted a series of short-term advances to Mr. Johnson and a $274,000 note dated December 29, 1997 into a $392,070 promissory note due from Mr. Johnson. The note accrues interest at the current prime rate and provides for bimonthly payments. Principal payments of $95,434 were received by the Company during January 2000. Principal payments of $78,000 were received by the Company during February 2001.

(d) Transactions With Promoters

Inapplicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements Filed as a Part of this Report (Filed Under
Item 8 above)

                                                                Page
                                                                Number
                                                                ------
Reports of Independent Auditors                                 F-1 through F-2

Consolidated Balance Sheets as of December 31,                  F-3 through F-4
    2000 and December 31, 1999

Consolidated Statements of Income for the years                 F-5
    ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the                   F-6
    year ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the         F-7
    years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements.                     F-8 through F-16

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

        10.96 Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

        10.97   Lease Agreement between the Company and Harriet Maizels, Daniel
                Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended
                December 31, 1997.

        10.101  First Lease Extension Agreement between the Company and Whittier
                Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.102  Lease Extension Agreement between the Company and 757 Pacific
                Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995, incorporated by reference from Form
                10-K for the year ended December 31, 1997. (Expired)

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

        10.108  Lease Agreement between Whittier Narrows Business Park and the
                Company dated July 28, 1998, incorporated by reference from Form
                10-K for the year ended December 31, 1998. (Expired)

        10.109  Lease Agreement between the Company and P.S. Business Parks,
                L.P. dated August 14,

                1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

        10.110  Inpatient and Outpatient Psychiatric Unit Management Services
                Agreement between the Company and Catholic Healthcare West
                Southern California dated September 15, 1998 which supersedes
                Agreement dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1998.

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

        10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and

                Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended
                September 30, 1999. (Terminated)

        10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September
                30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

        10.123 Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community
                Hospital d/b/a Mission Community Hospital dated December 31,
                1999, which supercedes the agreements dated October 6, 1995, incorporated by reference from Form 10-K for the year ended
                December 31, 1999.

        10.124  Inpatient and Outpatient Psychiatric Unit Management Services
                Agreement between Company and Catholic Healthcare West Southern
                California effective September 1, 1999 which supercedes
                Agreement dated September 15, 1998, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

        10.125  Lease Amendment between the Company and Laguna Niguel Office
                Center dated May 31, 2000 which supercedes the lease dated June
                23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

        10.126 Loan agreement between the company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

        10.127 Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended
                September 30, 2000.

        10.128  Agreement between the Company and Sherman Oaks Hospital and
                Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995.

        10.129  First amendment to agreement between the Company and Sherman
                Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999.

        10.130 Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated
                October 11, 1999.

        10.131  Agreement between the Company and Friendship Community Mental
                Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997.

        23      Consent of Independent Auditors.


        (b) Reports on Form 8-K

        Inapplicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 2001              OPTIMUMCARE CORPORATION


                                    By: /s/ EDWARD A. JOHNSON
                                        ----------------------------------------
                                      Edward A. Johnson, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.




/s/ EDWARD A. JOHNSON                                 March 26, 2001
----------------------------------
Edward A. Johnson, Chief Executive Officer
and Director (Principal Financial and
Accounting Officer)



/s/ MULUMEBET G. MICHAEL                              March 26, 2001
----------------------------------
Mulumebet G. Michael, Director,
President and Chief Operating Officer


/s/ MICHAEL S. CALLISON                               March 26, 2001
----------------------------------
Michael S. Callison, Director



/s/ GARY L. DREHER                                    March 26, 2001
----------------------------------
Gary L. Dreher, Director



/s/ JON E. JENETT                                     March 26, 2001
----------------------------------
Jon E. Jenett, Director

                             OPTIMUMCARE CORPORATION

                                    CONTENTS

                                                            PAGE
                                                            ----
INDEPENDENT AUDITORS' REPORT                                F-1 through F-2

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets                             F-3 through F-4

    Consolidated Statements of Income                       F-5

    Consolidated Statements of Cash Flows                   F-6

    Consolidated Statements of Stockholders' Equity         F-7

    Notes to Consolidated Financial Statements              F-8 through F-16

    Financial Statement Schedule                            F-17 through F-19

                                                                February 2, 2001

                          Independent Auditors' Report


To the Stockholders and Board of Directors of OptimumCare Corporation

        We have audited the accompanying consolidated balance sheets of OptimumCare Corporation and its subsidiary as of December 31, 2000 and 1999, and their related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed at item 14(a)(2) as of and for the years ended December 31, 2000 and 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                      /s/ LESLEY, THOMAS, SCHWARZ & POSTMA, INC.
                                      ------------------------------------------
                                          A Professional Accountancy Corporation
                                          Newport Beach, California

                         REPORT OF INDEPENDENT AUDITORS


The Stockholders and Board of Directors
OptimumCare Corporation


We have audited the consolidated balance sheet of OptimumCare Corporation as of December 31, 1998 (not presented separately herein) and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company's operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OptimumCare Corporation at December 31, 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            Ernst & Young LLP

Orange County, California
March 5, 1999

                             OPTIMUMCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,
                                                           --------------------------
                                                              2000            1999
                                                           ----------      ----------
CURRENT ASSETS
   Cash and cash equivalents                               $2,187,322      $  283,227
   Accounts receivable, net of allowance of $0 and
     $765,317 in 2000 and 1999, respectively (Note 2)         938,562       2,621,181
   Note receivable from officer (Note 2)                      138,566         156,000
   Prepaid expenses                                           100,810          30,837
   Deferred tax asset (Note 8)                                 19,593          24,457
                                                           ----------      ----------
       Total current assets                                 3,384,853       3,115,702

NOTE RECEIVABLE FROM OFFICER, less current portion
  (Note 2)
                                                              158,070         236,070

FURNITURE AND EQUIPMENT, less accumulated
  depreciation of $178,416 in 2000 and
  $170,716 in 1999 (Note 5)                                    34,382          32,268

SOFTWARE                                                      285,000              --

DEFERRED TAX ASSET (Note 8)                                    12,997          25,994

OTHER ASSETS                                                   44,902          52,311
                                                           ----------      ----------
       Total assets                                        $3,920,204      $3,462,345
                                                           ==========      ==========

            See the accompanying notes to these financial statements

                             OPTIMUMCARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------
CURRENT LIABILITIES
   Accounts payable                                    $  189,995      $  177,903
   Accrued vacation                                        40,858          44,926
   Accrued expenses                                       234,564         192,353
                                                       ----------      ----------
       Total current liabilities                          465,417         415,182
                                                       ----------      ----------

COMMITMENTS (Notes 3, 4 and 6)

STOCKHOLDERS' EQUITY (Note 7)
   Preferred stock, $.001 par value;
     10,000,000 shares authorized
     0 shares issued and outstanding at
     December 31, 2000 and 1999                                --              --
   Common stock, $.001 par value;
     20,000,000 shares authorized
     5,908,675 and 5,883,675 shares issued
     and outstanding at December 31, 2000
     and 1999, respectively                                 5,909           5,884
   Paid-in-capital                                      2,403,706       2,387,793
   Retained earnings                                    1,045,172         653,486
                                                       ----------      ----------
       Total stockholders' equity                       3,454,787       3,047,163
                                                       ----------      ----------
       Total liabilities and stockholders' equity      $3,920,204      $3,462,345
                                                       ==========      ==========

            See the accompanying notes to these financial statements

                             OPTIMUMCARE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                2000              1999             1998
                                             -----------      -----------      -----------
NET REVENUES                                 $ 8,010,491      $10,553,427      $11,409,690

INTEREST INCOME                                   94,625           36,261           24,736
                                             -----------      -----------      -----------
                                               8,105,116       10,589,688       11,434,426
                                             -----------      -----------      -----------

OPERATING EXPENSES
   Costs of services provided                  5,691,617        8,202,445        8,977,538
   Selling, general and administrative         1,421,001        1,435,708        1,505,169
   Provision for uncollectible accounts          340,009          295,895          334,564
   Interest                                          507            2,528            2,401
                                             -----------      -----------      -----------
     Total operating expenses                  7,453,134        9,936,576       10,819,672
                                             -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                       651,982          653,112          614,754

PROVISION FOR INCOME TAXES (Note 8)              260,296          287,314          237,621
                                             -----------      -----------      -----------
NET INCOME                                   $   391,686      $   365,798      $   377,133
                                             ===========      ===========      ===========
BASIC EARNINGS PER SHARE                     $      0.07      $      0.06      $      0.06
                                             ===========      ===========      ===========
DILUTED EARNINGS PER SHARE                   $      0.06      $      0.06      $      0.06
                                             ===========      ===========      ===========

            See the accompanying notes to these financial statements

                             OPTIMUMCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           2000            1999             1998
                                                        -----------      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   391,686      $ 365,798      $   377,133
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                           19,883         39,654           40,589
      Provision for uncollectible accounts                  340,009        295,895          334,564
      Deferred taxes                                         17,861         45,654          237,895
      Changes in operating assets and liabilities
        Decrease (increase) in accounts receivable        1,342,611       (623,493)        (441,241)
        Decrease (increase) in prepaid expenses             (69,973)        40,700            9,779
        (Increase) decrease in other assets                   7,408            973           (8,356)
        (Decrease) increase in accounts payable              12,092        (66,623)         (25,653)
        (Decrease) increase in accrued expenses              38,143         52,429          (24,746)
                                                        -----------      ---------      -----------
          Net cash provided by operating activities       2,099,720        150,987          499,964
                                                        -----------      ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of software                                    (285,000)            --               --
   Purchases of equipment, net                              (21,997)       (12,392)         (13,431)
   Note receivable from officer                              95,434             --         (118,070)
                                                        -----------      ---------      -----------
          Net cash used in investing activities            (211,563)       (12,392)        (131,501)
                                                        -----------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to bank                            --        650,000               --
   Note payable to bank pay downs                                --       (650,000)        (200,000)
   Purchase of treasury stock                                    --        (44,004)        (932,731)
   Exercise of stock options                                 15,938             --            7,500
                                                        -----------      ---------      -----------
          Net cash used in financing activities              15,938        (44,004)      (1,125,231)
                                                        -----------      ---------      -----------

NET INCREASE (DECREASE) IN CASH                           1,904,095         94,591         (756,768)

CASH, beginning of year                                     283,227        188,636          945,404
                                                        -----------      ---------      -----------
CASH, end of year                                       $ 2,187,322      $ 283,227      $   188,636
                                                        ===========      =========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                       $       507      $   2,528      $     2,401
                                                        ===========      =========      ===========

    Income taxes paid                                   $   248,000      $ 237,500      $    11,366
                                                        ===========      =========      ===========

            See the accompanying notes to these financial statements

                             OPTIMUMCARE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                         RETAINED
                                                  COMMON STOCK                           EARNINGS/
                                             ----------------------       PAID-IN      (ACCUMULATED
                                               SHARES       AMOUNT        CAPITAL         DEFICIT)         TOTAL
                                             ----------     -------     -----------     -----------     -----------
BALANCE, December 31, 1997                    6,902,611     $ 6,903     $ 3,356,009     $   (89,445)    $ 3,273,467

Exercise of stock options                        25,000          25           7,475              --           7,500
Purchase and retirement of treasury stock    (1,007,714)     (1,008)       (931,723)             --        (932,731)
Net income                                           --          --              --         377,133         377,133
                                             ----------     -------     -----------     -----------     -----------
BALANCE, December 31, 1998                    5,919,897       5,920       2,431,761         287,688       2,725,369

Exercise of stock options                        13,778          14             (14)             --              --
Purchase and retirement of treasury stock       (50,000)        (50)        (43,954)             --         (44,004)
Net income                                           --          --              --         365,798         365,798
                                             ----------     -------     -----------     -----------     -----------
BALANCE, December 31, 1999                    5,883,675       5,884       2,387,793         653,486       3,047,163

Exercise of stock options                        25,000          25          15,913              --          15,938
Net income                                           --          --              --         391,686         391,686
                                             ----------     -------     -----------     -----------     -----------
BALANCE, December 31, 2000                    5,908,675     $ 5,909     $ 2,403,706     $ 1,045,172     $ 3,454,787
                                             ==========     =======     ===========     ===========     ===========

            See the accompanying notes to these financial statements

                             OPTIMUMCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION -- OptimumCare Corporation (the "Company") develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs which in turn pay the Company a contracted management fee. The Company's programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

          The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Optimum CareSource, LLC (discussed below). All significant intercompany transactions have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS -- For purposes of the balance sheet and statement of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2000 and 1999, there were no cash equivalents.

          FURNITURE AND EQUIPMENT -- Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets which range from three (3) to five (5) years.

          SOFTWARE -- Computer software costs related to the creation of an on-demand therapy website which have been acquired for internal use are stated at the direct cost of materials and services consumed from one vendor. Amortization will begin when the software is ready for its intended use and all substantial testing is completed.

          REVENUE RECOGNITION -- Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

          EARNINGS PER SHARE -- The Company accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Statement No. 128, "Earnings Per Share". Statement 128 excludes any dilutive effects of options, warrants and convertible securities in basic earnings per share.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          INCOME TAXES -- The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

          FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist principally of cash, accounts and note receivable, and current liabilities. The Company believes all of the financial instruments recorded values approximate fair values.

          PROFESSIONAL LIABILITY INSURANCE -- OptimumCare maintains an occurrence based professional liability insurance coverage of up to $1,000,000 per occurrence, $5,000,000 annual aggregate.

          RISKS AND UNCERTAINTIES -- The Company contracts with hospitals which are primarily reimbursed by Medicare and Medicaid for the majority of the Company's programs. Laws and regulations governing Medicare and Medicaid reimbursement programs are complex and subject to interpretation. The Company is indirectly affected by such laws and regulations governing Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrong doing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

          The Company's cash and cash equivalents are deposited with a large financial institution. Though substantially all of these deposits may not be covered by federal insurance programs, the Company believes the institution to be financially sound.

          The Company's policy generally does not require collateral to cover credit risk.

NOTE 2 -- RELATED PARTY TRANSACTIONS

          During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,070. The note accrues interest at the current prime rate and provides for a bi-monthly payment plan. During 2000, principal payments totaling $95,434 were received by the Company. During February 2001 principal payments of $78,000 were received by the Company.

          Approximately $39,000 and $35,000 due from officers are included in accounts receivable for the years ended December 31, 2000 and 1999, respectively.

NOTE 3 -- LINE OF CREDIT

          The Company has a line of credit with a bank which allows the Company to borrow up to seventy-five percent (75%) of certain qualified receivables with a maximum indebtedness of $1,500,000. The interest rate is based on the Wall Street Journal prime plus .50%. The weighted average interest rate was 9.67 and 8.71% in the years ended December 31, 2000 and 1999, respectively. The line of credit matures on June 4, 2001 and is collateralized by substantially all of the Company's assets. At December 31, 2000, $607,000 was available for future draws under the line of credit agreement, and no amounts were outstanding.

NOTE 4 -- EMPLOYEE BENEFIT PLAN

          The Company provides a 401(k) Plan for all employees having completed one (1) year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to fifteen percent (15%) of their salary through payroll deductions which vests over six (6) years. OptimumCare matches fifty percent (50%) of the first four percent (4%) of employee contributions to the Plan through payroll deductions. Effective January 1, 1999, the Company adopted a 401(k) Safe Harbor Plan. The Plan provides for immediate vesting of employee contributions. The Company matches one hundred percent (100%) of the first three percent (3%), and fifty percent (50%) of employee contributions from three percent (3%) to five percent (5%) to the Plan through payroll deductions. Expenses associated with employer contributions were $89,694, $98,018, and $54,181, for 2000, 1999 and 1998, respectively.

NOTE 5 -- FURNITURE AND EQUIPMENT

          Major classifications of furniture and equipment are as follows:

                                                        December 31,
                                                 ----------------------------
                                                   2000               1999
                                                 ---------          ---------

          Furniture and fixtures                 $  55,776          $  55,776
          Machinery and equipment                  141,947            145,133
          Automobile                                13,000                 --
          Trademark                                  2,075              2,075
                                                 ---------          ---------
                                                   212,798            202,984
          Less: accumulated depreciation          (178,416)          (170,716)
                                                 ---------          ---------
                                                 $  34,382          $  32,268
                                                 =========          =========

NOTE 6 -- LEASE COMMITMENTS

          The Company leases four (4) office facilities under lease agreements. One agreement is on a month to month basis. The remaining agreements expire June 30, 2001, October 31, 2001 and November 30, 2001, respectively. The Company also leased space under two (2) separate lease agreements for the operation of two
(2) of its outpatient partial hospitalization psychiatric program sites. One agreement is between the lessor and the community mental health center which expires November 30, 2003. However, the Company is obligated to pay the lease costs for the program under its contract with the facility which expires December 6, 2010. The remaining agreement expires August 14, 2002. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one (1) year are as follows:

          YEARS ENDING DECEMBER 31,                    AMOUNT
          -------------------------                   --------
                  2001                                $105,409
                  2002                                  88,489
                  2003                                  50,095
                                                      --------
                                                      $243,993
                                                      ========

          The Company has a sublease with one of its host hospitals. Sublease rental income was $65,685, $67,244, and $87,693 for the years ended December 31, 2000, 1999 and 1998, respectively. The sublease will expire on February 28, 2001. Rent expense was $361,197, $388,601, and $354,520 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 7 -- STOCKHOLDERS' EQUITY

          STOCK OPTION PLANS -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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

          On October 24, 2000, the Company granted to certain officers, directors and employees, more nonqualified options to purchase 325,000 shares of its common stock at $0.67 per share. All options are vested upon grant.

          A summary of stock option activity during 2000, 1999 and 1998 is as follows:

                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE               AVERAGE
                                    VARIOUS     EXERCISE    1987      EXERCISE     1994     EXERCISE
                                   NON-PLAN      PRICE      PLAN       PRICE       PLAN      PRICE
                                  ----------    --------  --------    --------   --------   --------
Outstanding, December 31, 1997       581,000     $1.18     125,000     $ .92     175,000     $  .54
Granted                              350,000      1.00          --        --          --         --
Exercised                                 --        --     (25,000)      .30          --         --
Canceled                                  --        --          --        --          --         --
                                  ----------     -----    --------     -----    --------     ------

Outstanding, December 31, 1998       931,000      1.11     100,000      1.08     175,000        .54
Granted                            1,433,000       .66          --        --          --         --
Exercised                                 --        --          --        --     (50,000)     .6375
Canceled                             (48,000)     1.51          --        --     (50,000)     .6375
                                  ----------     -----    --------     -----    --------     ------

Outstanding, December 31, 1999     2,316,000       .82     100,000      1.08      75,000     $  .83
Granted                              325,000       .67          --        --          --         --
Exercised                                 --        --          --        --     (25,000)     .6375
Canceled                                  --        --          --        --     (50,000)       .92
                                  ----------     -----    --------     -----    --------     ------

Outstanding, December 31, 2000     2,641,000     $ .80     100,000     $1.08          --     $   --
                                  ==========     =====    ========     =====    ========     ======

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        ----------------------------------------------------      --------------------------------
                                            WEIGHTED-
                          NUMBER             AVERAGE            WEIGHTED-           NUMBER             WEIGHTED-
   RANGE OF             OUTSTANDING         REMAINING            AVERAGE          EXERCISABLE           AVERAGE
EXERCISE PRICE          AT 12/31/00      CONTRACTUAL LIFE    EXERCISE PRICE       AT 12/31/00       EXERCISE PRICE
---------------         -----------      ----------------    ---------------      -----------       --------------
$.901 to 1.3133           633,000           0.5 years             $1.13              606,400             $1.13
           1.00           350,000           2.5 years              1.00              350,000              1.00
     .62 to .90         1,433,000           3.5 years               .66            1,433,000               .66
            .67           325,000           4.5 years               .67              325,000               .67
---------------         ---------           ---------             -----            ---------             -----
$ .62 to 1.3133         2,741,000           2.5 years             $ .81            2,714,400             $ .81
===============         =========           =========             =====            =========             =====

          A total of 2,741,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 2000. A total of 150,000 options were available for future grant at December 31, 2000 under existing stock option plans.

          Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.75%, 6.20% and 6.31%; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of .433, .398 and .380 for 2000, 1999 and 1998, respectively.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                      YEARS ENDED DECEMBER 31,
                              ----------------------------------------
                                2000            1999            1998
                              --------        --------        --------
Net income
   As reported                $391,686        $365,798        $377,133
   Pro forma                  $296,526        $134,719        $244,153

Earnings per share
   Basic as reported          $    .07        $    .06        $    .06
   Diluted as reported        $    .06        $    .06        $    .06
   Basic pro forma            $    .05        $    .02        $    .04
   Diluted pro forma          $    .05        $    .02        $    .04

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----

Weighted average exercise price of:
   Options whose exercise price equals the market price of
     the stock on the grant date                                $ --      $ --      $ --
   Options whose exercise price is less than the market
     price of the stock on the grant date                       $.67      $.65      $ --
   Options whose exercise price is more than the market
     price of the stock on the grant date                       $ --      $.64      $  1

Weighted average fair value of:
   Options whose exercise price equals the market price of
     the stock on the grant date                                $ --      $ --      $ --
   Options whose exercise price is less than the market
     price of the stock on the grant date                       $.26      $.29      $ --
   Options whose exercise price is more than the market
     price of the stock on the grant date                       $ --      $.27      $.46

          EARNINGS PER SHARE --- The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       2000            1999            1998
                                                    ----------      ----------      ----------

Numerator:  net income                              $  391,686      $  365,798      $  377,133
                                                    ----------      ----------      ----------

Denominator:
   Denominator for basic earnings per share --
     weighted-average shares outstanding             5,907,511       5,910,939       6,567,280
   Dilutive employee stock options                     256,629         117,557         132,368
                                                    ----------      ----------      ----------

   Denominator for diluted earnings per share        6,164,140       6,028,496       6,699,648
                                                    ==========      ==========      ==========
Basic earnings per share                            $      .07      $      .06      $      .06
                                                    ==========      ==========      ==========
Diluted earnings per share                          $      .06      $      .06      $      .06
                                                    ==========      ==========      ==========

NOTE 8 -- INCOME TAXES

          A reconciliation of the provision for income taxes using the federal statutory rate to the book provision for income taxes follows: YEARS ENDED DECEMBER 31,

                                                    2000          1999          1998
                                                  --------      --------      ---------

Statutory federal provision for income taxes      $221,000      $222,000      $ 209,000
Increase (decrease) in taxes resulting from:
   Permanent differences and other                   2,644         7,614         (5,379)
   State tax, net of federal benefit                36,652        57,700         34,000
                                                  --------      --------      ---------
                                                  $260,296      $287,314      $ 237,621
                                                  ========      ========      =========

          Significant components of the provision for income taxes are as follows:

                                   YEARS ENDED DECEMBER 31,
                           -----------------------------------------
                             2000            1999             1998
                           --------        --------        ---------
Current:
   Federal                 $191,523        $191,180        $  (1,124)
   State                     50,911          45,682              850
                           --------        --------        ---------
     Total current          242,434         236,862             (274)
                           --------        --------        ---------

Deferred:
   Federal                   14,111          40,362          185,239
   State                      3,751          10,090           52,656
                           --------        --------        ---------
     Total deferred          17,862          50,452          237,895
                           --------        --------        ---------
                           $260,296        $287,314        $ 237,621
                           ========        ========        =========

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 2000 and 1999 consist of the following:

                                                    DECEMBER 31,
                                               ----------------------
                                                2000            1999
                                               -------        -------
Net operating loss carryback                   $    --        $29,881
Accruals not currently deductible for
  tax purposes                                  17,504          3,036
Depreciation and amortization not
  currently deductible for tax purposes
                                                 9,864         17,534
State taxes                                      5,222             --
                                               -------        -------
Total deferred tax assets                       32,590         50,451
Less valuation allowance                            --             --
                                               -------        -------
Net deferred tax asset                         $32,590        $50,451
                                               =======        =======

NOTE 9 -- MAJOR CUSTOMERS

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

          The following table summarizes the amount of revenue for each customer representing greater than ten percent (10%) of total revenues for the:

                                   YEARS ENDED DECEMBER 31,
              ------------------------------------------------------------------
                      2000                   1999                   1998
              --------------------   --------------------   --------------------
                AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
              ----------   -------   ----------   -------   ----------   -------
Hospital 1    $1,740,000    21.7%    $1,860,585    17.6%    $2,563,088    22.5%
Hospital 2       843,633    10.5%     1,066,709    10.1%     1,381,666    12.1%
Hospital 3     2,972,555    37.1%     5,136,268    48.7%     4,838,421    42.4%
Hospital 4       696,000     8.7%       648,000     6.1%     1,396,317    12.2%
Hospital 5     1,224,066    15.3%     1,177,623    11.2%            --      --

          In addition, these hospitals accounted for approximately $789,603, $2,527,425 and $2,138,861 of accounts receivable at December 31, 2000, 1999 and 1998, respectively.

NOTE 10 -- SUBSEQUENT EVENT

          One of the Company's major customers' contract will terminate on February 28, 2001. Approximately $87,000 per month of revenues will be lost. However, management believes that additional revenues can be earned through its proposed expansion of its existing facilities. These additional revenues may negate the revenues lost from the termination of this contract.

                          FINANCIAL STATEMENT SCHEDULE

                             OPTIMUMCARE CORPORATION

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS

                                    ADDITIONS

                                                                                            CHARGED
                                                             BALANCE AT      CHARGED        TO OTHER                     BALANCE
                                                             BEGINNING       TO COSTS       ACCOUNTS     DEDUCTIONS       AT END
                                                             OF PERIOD     AND EXPENSES     DESCRIBE      DESCRIBE      OF PERIOD
                                                             ----------    ------------     --------     ----------     ---------
YEAR ENDED DECEMBER 31, 2000
  Reserves and allowances deducted from asset accounts:
    Allowance for uncollectable accounts                      $      0       $340,009          $0        $(340,009)*       $0

YEAR ENDED DECEMBER 31, 1999
  Reserves and allowances deducted from asset accounts:
    Allowance for uncollectable accounts                      $      0       $295,895          $0        $(295,895)*       $0

YEAR ENDED DECEMBER 31, 1998
  Reserves and allowances deducted from asset accounts:
    Allowance for uncollectable accounts                      $560,198       $334,564          $0        $(894,762)*       $0


--------------
* Uncollectable accounts written-off, net of recoveries.

         All other schedules for which provision is made in the applicable accounting rules of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER   DESCRIPTION
        3.1     Certificate of Incorporation incorporated by reference from Form
                S-18 Registration Statement (Registration No. 33-16313-LA) filed
                July 28, 1988, Exhibit 3.1.

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

        10.96 Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

        10.97   Lease Agreement between the Company and Harriet Maizels, Daniel
                Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended
                December 31, 1997.

        10.101  First Lease Extension Agreement between the Company and Whittier
                Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1997.

        10.102  Lease Extension Agreement between the Company and 757 Pacific
                Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995, incorporated by reference from Form
                10-K for the year ended December 31, 1997. (Expired)

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

        10.108  Lease Agreement between Whittier Narrows Business Park and the
                Company dated July 28, 1998, incorporated by reference from Form
                10-K for the year ended December 31, 1998. (Expired)

        10.109  Lease Agreement between the Company and P.S. Business Parks,
                L.P. dated August 14,

                1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

        10.110  Inpatient and Outpatient Psychiatric Unit Management Services
                Agreement between the Company and Catholic Healthcare West
                Southern California dated September 15, 1998 which supersedes
                Agreement dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1998.

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

        10.121 Psychiatric Partial Hospitalization Management Agreement between the Company and

                Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended
                September 30, 1999. (Terminated)

        10.122 First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September
                30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

        10.123 Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community
                Hospital d/b/a Mission Community Hospital dated December 31,
                1999, which supercedes the agreements dated October 6, 1995, incorporated by reference from Form 10-K for the year ended
                December 31, 1999.

        10.124  Inpatient and Outpatient Psychiatric Unit Management Services
                Agreement between Company and Catholic Healthcare West Southern
                California effective September 1, 1999 which supercedes
                Agreement dated September 15, 1998, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

        10.125  Lease Amendment between the Company and Laguna Niguel Office
                Center dated May 31, 2000 which supercedes the lease dated June
                23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

        10.126 Loan agreement between the company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

        10.127 Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended
                September 30, 2000.

        10.128  Agreement between the Company and Sherman Oaks Hospital and
                Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995.

        10.129  First amendment to agreement between the Company and Sherman
                Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999.

        10.130 Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated
                October 11, 1999.

        10.131  Agreement between the Company and Friendship Community Mental
                Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997.

        23      Consent of Independent Auditors.