Form 10-Q
period 2001-03-31
OPTIMUMCARE CORP /DE/
filed 2001-05-14
CIK 820474

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001.

           Class                                    Number of Shares Outstanding
-----------------------------                       ----------------------------
Common Stock, $.001 par value                                5,908,675

                                      INDEX

                             OPTIMUMCARE CORPORATION


                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report on Review by Independent Certified Public Accountants         3

         Condensed Consolidated Balance Sheets as of March 31,
         2001 and December 31, 2000                                           4

         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 2001 and 2000                                 5

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000                           6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

         Statement by Management Concerning Review of Interim
         Information by Independent Certified Public Accountants              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           9

PART II  OTHER INFORMATION                                              10 - 11

SIGNATURE                                                                    12

ACCOUNTANTS' ACKNOWLEDGMENT                                                  13

                                                                    May 14, 2001


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation
                                          Newport Beach, California

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31      DECEMBER 31
                                                         2001           2000
                                                      ----------     -----------
                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                           $1,402,507     $2,187,322
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0
   AT MARCH 31, 2001 AND DECEMBER 31, 2000             1,832,179        899,360
  ADVANCES DUE FROM OFFICER                               87,984         39,202
  NOTE RECEIVABLE FROM OFFICER                            84,500        138,566
  PREPAID EXPENSES                                       102,011        100,810
  DEFERRED TAX ASSET                                      30,120         19,593
                                                      ----------     ----------
      TOTAL CURRENT ASSETS                             3,539,301      3,384,853

NOTES RECEIVABLE FROM OFFICER                            140,636        158,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $166,769 AT MARCH 31, 2001
   AND $178,416 AT DECEMBER 31, 2000                      29,241         34,382

SOFTWARE                                                 380,000        285,000

DEFERRED TAX ASSET                                             0         12,997

OTHER ASSETS                                              44,902         44,902
                                                      ----------     ----------
      TOTAL ASSETS                                    $4,134,080     $3,920,204
                                                      ==========     ==========
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                    $  210,698     $  189,995
  ACCRUED VACATION                                        44,858         40,858
  ACCRUED EXPENSES                                       248,191        234,564
                                                      ----------     ----------
      TOTAL CURRENT LIABILITIES                          503,747        465,417

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT MARCH 31, 2001 AND
   DECEMBER 31, 2000
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT MARCH 31, 2001, AND
   DECEMBER 31, 2000                                       5,909          5,909
  PAID-IN-CAPITAL                                      2,403,706      2,403,706
  RETAINED EARNINGS                                    1,220,718      1,045,172
                                                      ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY                      $3,630,333     $3,454,787
                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,134,080     $3,920,204
                                                      ==========     ==========

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                         THREE MONTHS ENDED
                                              MARCH 31
                                     -------------------------
                                        2001          2000
                                     ----------     ----------
REVENUES                             $2,061,890     $2,140,553
INTEREST INCOME                          27,693          9,911
                                     ----------     ----------
                                      2,089,583      2,150,464
                                     ----------     ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED            1,403,958      1,532,909
UNCOLLECTIBLE ACCOUNTS                        0        130,769
GENERAL AND ADMINISTRATIVE              385,940        321,475
INTEREST                                     71            240
                                     ----------     ----------
TOTAL OPERATING EXPENSES              1,789,969      1,985,393
                                     ----------     ----------
INCOME BEFORE INCOME TAXES              299,614        165,071

INCOME TAXES                            124,068         70,188
                                     ----------     ----------
NET INCOME                           $  175,546     $   94,883
                                     ==========     ==========
BASIC EARNINGS PER SHARE             $     0.03     $     0.02
                                     ==========     ==========
DILUTED EARNINGS PER SHARE           $     0.03     $     0.02
                                     ==========     ==========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             THREE MONTHS ENDING
                                                           ------------------------
                                                             MARCH 31      MARCH 31
                                                               2001          2000
                                                           -----------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                               $   175,546    $  94,883
  Adjustments to reconcile net income to net
    cash (used)/provided by operating activities:
      Depreciation and Amortization                              5,141        6,040
      Uncollectible Accounts                                         0      130,769
      Deferred taxes                                             2,470          411
      Changes in operating assets and liabilities:
        (Increase)/Decrease in accounts receivable, net       (932,819)     131,803
        (Increase) in advances due from officer                (48,782)           0
        (Increase) in prepaid expenses                          (1,201)      (7,537)
        Increase in accounts payable                            20,703        6,099
        Increase in accrued vacation                             4,000        9,096
        Increase in accrued liabilities                         13,627       36,595
                                                           -----------    ---------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
            BY OPERATING ACTIVITIES                           (761,315)     408,159

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                0       (1,112)
  Purchase of software                                         (95,000)           0
  Payments on note receivable from officer                      71,500       97,500
                                                           -----------    ---------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
            BY INVESTING ACTIVITIES                            (23,500)      96,388

CASH FLOW FROM FINANCING ACTIVITIES
  Exercise of stock options                                          0       15,938
                                                           -----------    ---------
          CASH AND CASH EQUIVALENTS PROVIDED BY
            FINANCING ACTIVITIES                                     0       15,938

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS              (784,815)     520,485

Cash and cash equivalents at beginning of period             2,187,322      283,227
                                                           -----------    ---------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,402,507    $ 803,712
                                                           ===========    =========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 MARCH 31, 2001   MARCH 31, 2000
                                                 --------------   --------------
Numerator                                         $  175,546        $   94,883

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares                5,908,675         5,904,005
  Dilutive employee stock options                    269,766           190,004
                                                  ----------        ----------
  Denominator for diluted earnings per share       6,178,441         6,094,009
                                                  ==========        ==========

  Basic earnings per share                           $.03              $.02
  Diluted earnings per share                         $.03              $.02

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 2001 and December 31, 2000, the Company's working capital was $3,035,554 and $2,919,436, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were ($761,315) and $408,159 for the period ended March 31, 2001 and 2000, respectively. Cash used during the three months ended March 31, 2001 was primarily due to an increase in accounts receivable during the period. Accounts receivable for two programs licensed through one hospital accounted for the majority of this increase. The aging for receivables from this hospital increased by 90 days from December 31, 2000 to March 31, 2001. The hospital was undergoing a capital expansion project and experienced cash flow problems due to a lag in receiving proceeds from financing during this period. Management believes that the delay in payment from the hospital is temporary and not indicative of an ultimate collection problem. Accordingly, no allowance for doubtful accounts has been recorded at March 31, 2001.

Cash flows from investing activities were ($23,500) and $96,388 for the periods ended March 31, 2001 and 2000, respectively. Cash used during the three months ended March 31, 2001 was primarily for the purchase of computer software, used to build an on-demand therapy website. The Company expects the site to be operational during the second quarter of 2001 and is currently recruiting therapists to service the site.

No cash flows with respect to financing activities occurred during the three month period ending March 31, 2001. Cash flows of $15,938 were obtained from the exercise of one employee stock option, during the period ended March 31, 2000. The Company has a line of credit which expires June 4, 2001. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 75% of certain qualified accounts receivable. As of April 25, 2001, approximately $1,122,423 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company's principal sources of liquidity for the fiscal year 2001 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

The Company operated nine (9) programs during the three months ended March 31, 2001 and eleven (11) programs during the three months ended March 31, 2000. Net Revenues were $2,089,583 and $2,140,553 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net revenues among periods is due to the closure of one partial program during February 2001 which operated for two months during the quarter ended March 31, 2001 and three months during the quarter ended March 31, 2000. This decrease was partially offset by an increase in revenues from another partial program. Revenues from this program increased due to a change in ownership and management fee agreement which occurred in December 2000.

Cost of services provided were $1,403,958 and $1,532,909 for the three months ended March 31, 2001 and 2000, respectively. The decrease in cost of services provided among periods is primarily due to the decrease in the number of operating programs among quarters.

Uncollectible accounts at March 31, 2000 represents the write-off of the receivables generated from one receivable during the three months ending March 31, 2000. No similar situation existed during the three month period ending March 31, 2001.

Selling, general and administrative expenses were $385,940 and $321,475 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase is primarily due to higher executive wages based on profit orientated incentive bonus programs.

The Company's income taxes have increased for the three months ending March 31, 2001 over the three months ended March 31, 2000 due to larger pretax earnings.

Net income was $175,546 and $94,883 for the three months ending March 31, 2001 and 2000. Higher net income occurred due to a larger operating profit offset by higher income taxes.

The Company hopes to achieve an expansion in the number of operational programs in 2001. In addition, the Company expects its on-demand therapy website to be operational during the second quarter of 2001. Although the Company anticipates that revenues will increase based on the above, it also expects that costs associated with the production of the revenues, particularly advertising, will also increase. However, it is uncertain at this time, to what extent the Company's costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of five hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The March 31, 2001 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5  OTHER INFORMATION

        On May 14, 2001, the company's board of directors adopted an Executive Management Change in Control Severance Pay Plan. The directors who may become entitled to benefits under the plan did not participate in the deliberations or the vote to approve the plan.

        The plan covers the persons who at any time during the 90-day period ending on the date of a change in control, are employed by the company as Chief Executive Officer, President or Chief Operating Officer. These persons become eligible for benefits under the plan if (1) (a) the company terminates his or her employment for any reason other than his or her death or cause (as defined in the plan) or (b) the person terminates his or her employment with the company for good reason (as defined in the plan) and (2) the termination occurs within the period beginning on the date of a change in control and ending on the last day of the twelfth month that begins after the month in which the change in control occurs. These persons also become eligible for benefits under the plan if the person terminates employment with the company for any reason during a one month period commencing six months following a change in control as defined in the plan.

        The plan requires the company to make a cash payment in an amount equal to: (1) Seven Hundred Fifty Thousand Dollars ($750,000) to the Chief Executive Officer if he or she becomes eligible to receive benefits under the plan, and (2) Three Hundred Thousand Dollars ($300,000) to the President and/or Chief Operating Officer if he or she becomes eligible to receive benefits under the plan. The benefits are paid in a single lump sum.

        If the company's auditors determine that the total payments made to a person result in an excise tax imposed by Internal Revenue Code ss.4999, the company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.

        Immediately following a change in control, the company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the company.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 10.132: Executive Management Change in Control Severance Plan

        Exhibit 15: Accountants' Acknowledgement

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                 OPTIMUMCARE CORPORATION
                                                 A Delaware Corporation


Dated: May 14, 2001                              By: /s/ EDWARD A. JOHNSON
                                                     ---------------------------
                                                     Edward A. Johnson
                                                     Chairman of the Board &
                                                     Principal Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

           10.132      Executive Management Change in Control Severance Plan

           15          Accountants' Acknowledgement