Form 10-Q
period 2001-06-30
OPTIMUMCARE CORP /DE/
filed 2001-08-01
CIK 820474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        For quarter ended June 30, 2001
                                          -------------

                         Commission File Number 0-17401
                                                -------


                             OPTIMUMCARE CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

             Delaware                                            33-0218003
-------------------------------                             --------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                          92677
-------------------------------                              -------------------
            (Address)                                            (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 2001.

          Class                                     Number of Shares Outstanding
          -----                                     ----------------------------
Common Stock, $.001 par value                               5,908,675

                                      INDEX

                             OPTIMUMCARE CORPORATION

                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Report on Review by Independent Certified Public Accountants         3

        Condensed Consolidated Balance Sheets
        as of June 30, 2001 and December 31, 2000                            4

        Condensed Consolidated Statements of Income for the
        Three Months and Six Months Ended June 30, 2001 and 2000             5

        Condensed Consolidated Statements of Cash Flows for the
        Three Months and Six Months Ended June 30, 2001 and 2000             6

        Notes to Condensed Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        8

        Statement by Management Concerning Review of Interim
        Information by Independent Certified Public Accountants             11

Item 3. Quantitative and Qualitative Disclosures about Market Risk          11

PART II OTHER INFORMATION                                                   12

SIGNATURE                                                                   13

ACCOUNTANTS' ACKNOWLEDGMENT

                                                                   July 25, 2001


                     Independent Accountants' Review Report


To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of June 30, 2001, and the related condensed consolidated statements of income and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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


                                      /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                          A Professional Accountancy Corporation
                                          Newport Beach, California

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30          DECEMBER 31
                                                           2001              2000
                                                        ----------        ----------
                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                             $1,700,376        $2,187,322
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   JUNE 30, 2001 AND DECEMBER 31, 2000                   1,627,029           899,360
  ADVANCES DUE FROM OFFICER                                127,662            39,202
  NOTE RECEIVABLE FROM OFFICER                             104,000           138,566
  PREPAID EXPENSES                                          69,832           100,810
  DEFERRED TAX ASSET                                        45,290            19,593
                                                        ----------        ----------
      TOTAL CURRENT ASSETS                               3,674,189         3,384,853

NOTES RECEIVABLE FROM OFFICER                              121,136           158,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $171,114 AT JUNE 30, 2001
  AND $178,416 AT DECEMBER 31, 2000                         24,897            34,382

SOFTWARE                                                   380,000           285,000

DEFERRED TAX ASSET                                               0            12,997

OTHER ASSETS                                                37,010            44,902
                                                        ----------        ----------
      TOTAL ASSETS                                      $4,237,232        $3,920,204
                                                        ==========        ==========
CURRENT LIABILITIES

  ACCOUNTS PAYABLE                                      $  145,690        $  189,995
  ACCRUED VACATION                                          58,191            40,858
  ACCRUED EXPENSES                                         213,564           234,564
                                                        ----------        ----------
      TOTAL CURRENT LIABILITIES                            417,445           465,417

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT JUNE 30, 2001 AND
   AND DECEMBER 31, 2000
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT JUNE 30, 2001,
   AND DECEMBER 31, 2000                                     5,909             5,909
  PAID-IN-CAPITAL                                        2,403,706         2,403,706
  RETAINED EARNINGS                                      1,410,172         1,045,172
                                                        ----------        ----------
      TOTAL STOCKHOLDERS' EQUITY                        $3,819,787        $3,454,787
                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $4,237,232        $3,920,204
                                                        ==========        ==========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                       THREE MONTHS ENDED                   SIX  MONTHS ENDED
                                  ----------------------------        ----------------------------
                                   JUNE 30           JUNE 30           JUNE 30           JUNE 30
                                     2001              2000              2001              2000
                                  ----------        ----------        ----------        ----------
REVENUES                          $1,892,694        $1,934,819        $3,954,584        $4,075,372
INTEREST INCOME                   $   17,911            19,349            45,604            29,260
                                  ----------        ----------        ----------        ----------
                                   1,910,605         1,954,168        $4,000,188        $4,104,632
                                  ----------        ----------        ----------        ----------

OPERATING EXPENSES:

COSTS OF SERVICES PROVIDED        $1,310,518         1,379,639        $2,714,476        $2,912,548
UNCOLLECTIBLE ACCOUNTS            $        0            86,995                 0           217,764
GENERAL AND ADMINISTRATIVE        $  350,759           343,501           736,699           665,019
INTEREST                          $      150                 0               221               197
                                  ----------        ----------        ----------        ----------
TOTAL OPERATING EXPENSES           1,661,427         1,810,135         3,451,396         3,795,528
                                  ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES           249,178           144,033           548,792           309,104

INCOME TAXES                      $   59,724            61,121           183,792           131,309
                                  ----------        ----------        ----------        ----------
NET INCOME                        $  189,454        $   82,912        $  365,000        $  177,795
                                  ==========        ==========        ==========        ==========


BASIC EARNINGS PER SHARE          $     0.03        $     0.01        $     0.06        $     0.03
                                  ==========        ==========        ==========        ==========

DILUTED EARNINGS PER SHARE        $     0.03        $     0.01        $     0.06        $     0.03
                                  ==========        ==========        ==========        ==========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     SIX MONTHS ENDING
                                                               -------------------------------
                                                                 JUNE 30            JUNE 30
                                                                  2001                2000
                                                               -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                   $   365,000         $   177,795
  Adjustments to reconcile net income to net
    cash (used)/provided by operating activities:
      Depreciation and amortization                                  9,485               9,573
      Uncollectible accounts                                             0             217,764
      Deferred taxes                                               (12,700)              4,165
      Changes in operating assets and liabilities:
        (Increase)/Decrease in accounts receivable, net           (727,669)            803,593
        (Increase) in advances due from officer                    (88,460)                  0
        Decrease/(Increase) in prepaid expenses                     30,978              (7,867)
        Decrease in other assets                                     7,892                   0
        (Decrease)/Increase in accounts payable                    (44,305)                549
        Increase in accrued vacation                                17,333               9,864
        (Decrease) in accrued liabilities                          (21,000)            (63,715)
                                                               -----------         -----------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
            BY OPERATING ACTIVITIES                               (463,446)          1,151,721
                                                               -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                    0              (3,370)
  Purchase of software                                             (95,000)                  0
  Payments on note receivable from officer                          71,500              97,500
                                                               -----------         -----------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
            BY INVESTING ACTIVITIES                                (23,500)             94,130
                                                               -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Exercise of stock options                                              0              15,938
                                                               -----------         -----------
          CASH AND CASH EQUIVALENTS PROVIDED
            BY FINANCING ACTIVITIES                                      0              15,938
                                                               -----------         -----------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                  (486,946)          1,261,789

Cash and cash equivalents at beginning of period                 2,187,322             283,227
                                                               -----------         -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,700,376         $ 1,545,016
                                                               ===========         ===========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE B - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended                 Six Months Ended
                                      ------------------------------     -------------------------------
                                      June 30, 2001    June 30, 2000     June 30, 2001     June 30, 2000
                                      -------------    -------------     -------------     -------------
Numerator                              $  189,454        $   82,912        $  365,000        $  177,795

Denominator:
Denominator for basic
  earnings per share -
  weighted-average shares               5,908,675         5,908,675         5,908,675         5,906,340
Dilutive employee stock options           154,872           247,575           154,872           248,008
Denominator for diluted
  earnings per share                    6,063,547         6,156,250         6,063,547         6,154,348
Basic earnings per share               $      .03        $      .01        $      .06        $      .03
Diluted earnings per share             $      .03        $      .01        $      .06        $      .03

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 2001 and December 31, 2000, the Company's working capital was $3,256,744 and $2,919,436, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were $(727,669) and $1,151,721 for the periods ended June 30, 2001 and 2000, respectively. Cash flows used during the six months ended June 30, 2001 were primarily due to an increase in accounts receivable during the period. Accounts receivable for three programs accounted for the majority of this increase. The aging for receivables from these programs increased by 60 days from December 31, 2000 to June 30, 2001. The Management believes that the delay in payment from these programs is temporary and not indicative of an ultimate collection problem. Accordingly, no allowance for doubtful accounts has been recorded at June 30, 2001.

Cash flows from investing activities were $(23,500) and $94,130 for the periods ended June 30, 2001 and 2000, respectively. Cash used during the six months ended June 30, 2001 was primarily for the purchase of computer software, used to build an on-demand therapy website. The Company expects the site to be operational during the third quarter of 2001 and is currently recruiting therapists to service the site. Positive cash flow for the six months ended June 30, 2000 was primarily due to payments the Company received on a note receivable from an officer.

No cash flows with respect to financing activities occurred during the six month period ending June 30, 2001. Cash flows of $15,938 were obtained from the exercise of one employee stock option, during the period ended June 30, 2000. The Company had a line of credit which expired June 4, 2001. The Company is in the process of renewing the agreement. It is expected that the line of credit will be renewed on similar terms. The maximum indebtedness under the prior agreement was $1,500,000. Amounts allowable for draw were based on 75% of certain qualified accounts receivable. The Company's principal sources of liquidity for the fiscal year 2001 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

The Company operated eight (8) programs during the three months ended June 30, 2001 and ten (10) programs during the three months ended June 30, 2000. Net revenues were $1,892,694 and $1,934,819 for the three months ended June 30, 2001 and 2000, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of programs among periods primarily offset by the increase in management fees at other existing programs.

Cost of services provided were $1,310,518 and $1,379,639 for the three months ended June 30, 2001 and 2000, respectively. The decrease in cost of services provided among periods is due to the decrease in the number of programs, primarily offset by the increase in cost at other existing programs arising from increased patient volume.

Uncollectible accounts at June 30, 2000 represent the write-off of the receivables generated from one receivable during the three months ending June 30, 2000. No similar situation existed during the three month period ending June 30, 2001.

Selling, general and administrative expenses were $350,759 and $343,501 for the three months ended June 30, 2001 and June 30, 2000, respectively and have remained stable among periods.

The Company's income taxes have decreased for the three months ending June 30, 2001 over the three months ended June 30, 2000 due to a more detailed internal process of estimating its income taxes on an interim basis.

Net income was $189,454 and $82,912 for the three months ending June 30, 2001 and 2000. Higher net income occurred from a larger operating profit due to lower operating expenses.

The Company is making efforts to expand in the number of operational programs in 2001. In addition, the Company expects its on-demand therapy website to be operational during the third quarter of 2001. Although the Company anticipates that revenues will increase based on the above, it also expects that costs associated with the production of the revenues, particularly advertising, will also increase. However, it is uncertain at this time, to what extent the Company's costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of four hospitals and one community mental health center, the loss of any of its customers could have a significant adverse effect on the Company's operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30,
2000

The Company had nine (9) operational Programs during the six month period ended June 30, 2001 and ten (10) operational programs during the six month period ended June 30, 2000.

Net revenues decreased approximately 3% for the six months ended June 30, 2001 over the comparable six months ended June 30, 2000. The decrease among periods is primarily due to the closure of one program during the first quarter of 2001.

Cost of services provided decreased approximately 7% for the six months ended June 30, 2001 over the comparable six months ended June 30, 2000. The decrease among periods is primarily due to the program closure mentioned above.

The provision for doubtful accounts at June 30, 2000 represented the write-off of one receivable during the first half of 2000. No such similar situation existed during the six month period ending June 30, 2001.

General and administrative expenses increased approximately 11% for the six months ended June 31, 2001 over the comparable six months ended June 30, 2000. This was due to higher executive wages based on profit originated incentive bonus programs and an increase in corporate insurance rates.

Income taxes increased approximately 40% for the six months ended June 30, 2001 over the comparable six months ended June 30, 2000. The increase among periods is primary due to an increase in operating profit.

Net income increased approximately 105% for the six months ended June 30, 2001 over the comparable six months ended June 20, 2000. The increase among periods is primarily due to a larger operating profit arising from lower operating expenses, primarily offset by an increase in income taxes.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The June 30, 2001 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

                                     PART II

                                OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        Not applicable.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5  OTHER INFORMATION

        Not applicable.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 15: Accountants' Acknowledgment


        10.133 Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                               OPTIMUMCARE CORPORATION
                                               A Delaware Corporation


Dated: July 25, 2001                           By: EDWARD A. JOHNSON
                                                   -----------------------------
                                                   Edward A. Johnson
                                                   Chairman of the Board
                                                   & Principal Financial Officer

                                 EXHIBIT INDEX

         Exhibit
           No.                      Description
         ------                    -------------

        10.133 Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988.


        15      Accountants' Acknowledgment