Form 10-Q
period 2001-09-30
OPTIMUMCARE CORP /DE/
filed 2001-10-31
CIK 820474

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001

Commission File Number 0-17401

                             OPTIMUMCARE CORPORATION
          -------------------------------------------------------------
               (Exact name of registrant specified in its charter)

          Delaware                                         33-0218003
-----------------------------------                    -------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 30011 Ivy Glenn Drive, Ste 219
        Laguna Niguel, CA                                     92677
 ------------------------------                        -------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30 , 2001.

                     Class                          Number of Shares Outstanding
                     -----                          ----------------------------
         Common Stock, $.001 par value                       5,908,675

                                      INDEX

                             OPTIMUMCARE CORPORATION
PART I            FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.           Financial Statements

                  Report on Review by Independent Certified Public Accountants                         3

                  Condensed Consolidated Balance Sheets
                  as of September 30, 2001 and December 31, 2000                                       4

                  Condensed Consolidated Statements of Income for the
                  Three Months and Nine Months Ended September 30, 2001 and 2000                       5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000                                        6

                  Notes to Condensed Consolidated Financial Statements                                 7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        9

                  Statement by Management Concerning Review of Interim
                  Information by Independent Certified Public Accountants                             13

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk                                                                   13


PART II           OTHER INFORMATION                                                                   14


SIGNATURE                                                                                             15

ACCOUNTANTS' ACKNOWLEDGMENT                                                                           16

                                                                October 30, 2001


                     Independent Accountants' Review Report

To the Board of Directors of OptimumCare Corporation:

         We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of September 30, 2001, and the related condensed consolidated statements of income for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

                                     /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                     -------------------------------------------
                                     A Professional Accountancy Corporation
                                     Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30              DECEMBER 31
                                                                                                 2001                      2000
                                                                                              (UNAUDITED)
                                                                                              -----------              ------------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                                   $1,443,547               $2,187,322
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT
   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                                                  2,158,454                  899,360
  ADVANCES DUE FROM OFFICER                                                                      118,164                   39,202
  NOTE RECEIVABLE FROM OFFICER                                                                   123,500                  138,566
  PREPAID EXPENSES                                                                                32,759                  100,810
  DEFERRED TAX ASSET                                                                              51,748                   19,593
                                                                                              ----------               ----------
      TOTAL CURRENT ASSETS                                                                     3,928,172                3,384,853

NOTES RECEIVABLE FROM OFFICER                                                                    101,636                  158,070

FURNITURE AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $175,177 AT SEPTEMBER 30, 2001
   AND $178,416 AT DECEMBER 31, 2000                                                              22,339                   34,382

SOFTWARE                                                                                         380,000                  285,000

DEFERRED TAX ASSET                                                                                     0                   12,997

OTHER ASSETS                                                                                      37,010                   44,902

                                                                                              ----------               ----------
      TOTAL ASSETS                                                                            $4,469,157               $3,920,204
                                                                                              ==========               ==========

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                                              $163,937                 $189,995
  ACCRUED VACATION                                                                                49,301                   40,858
  ACCRUED EXPENSES                                                                               240,001                  234,564
                                                                                              ----------               ----------
      TOTAL CURRENT LIABILITIES                                                                  453,239                  465,417
                                                                                              ----------               ----------

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED
   10,000,000 SHARES, 0 SHARES ISSUED, AND
   OUTSTANDING AT SEPTEMBER 30, 2001 AND
   DECEMBER 31, 2000
  COMMON STOCK, $.001 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, 5,908,675 SHARES ISSUED
   AND OUTSTANDING AT SEPTEMBER 30, 2001,
   AND DECEMBER 31, 2000                                                                          5,909                    5,909
  PAID-IN-CAPITAL                                                                              2,403,706                2,403,706
  RETAINED  EARNINGS                                                                           1,606,303                1,045,172
                                                                                              ----------               ----------
      TOTAL STOCKHOLDERS' EQUITY                                                              $4,015,918               $3,454,787
                                                                                              ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $4,469,157               $3,920,204
                                                                                              ==========               ==========

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                             SEPTEMBER                  SEPTEMBER               SEPTEMBER                SEPTEMBER
                                               2001                       2000                    2001                      2000
                                            ----------                 ----------              ----------               ----------
      REVENUES                              $1,888,994                 $1,959,184              $5,843,578               $6,034,556
INTEREST INCOME                                 16,028                     30,262                  61,632                   59,522
                                            ----------                 ----------              ----------               ----------
                                             1,905,022                  1,989,446               5,905,210                6,094,078
                                            ----------                 ----------              ----------               ----------

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED                   1,313,048                  1,318,471               4,027,524                4,231,019
UNCOLLECTIBLE  ACCOUNTS                              0                     74,659                       0                  292,423
GENERAL AND ADMINISTRATIVE                     303,685                    330,056               1,040,384                  995,075
INTEREST                                             0                          0                     221                      197
                                            ----------                 ----------              ----------               ----------
TOTAL OPERATING EXPENSES                     1,616,733                  1,723,186               5,068,129                5,518,714
                                            ----------                 ----------              ----------               ----------
INCOME BEFORE INCOME TAXES                     288,289                    266,260                 837,081                  575,364

INCOME TAXES                                    92,158                    101,347                 275,950                  232,656
                                            ----------                 ----------              ----------               ----------
NET INCOME                                    $196,131                   $164,913                $561,131                 $342,708
                                            ==========                 ==========              ==========               ==========


BASIC EARNINGS PER SHARE                         $0.03                      $0.03                   $0.09                    $0.06
                                            ==========                 ==========              ==========               ==========

DILUTED EARNINGS PER SHARE                       $0.03                      $0.03                   $0.09                    $0.06
                                            ==========                 ==========              ==========               ==========




See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    NINE MONTHS ENDING
                                                                         SEPTEMBER 30                SEPTEMBER 30
                                                                             2001                       2000
                                                                         ------------                 ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income                                                                $561,131                   $342,708
  Adjustments to reconcile net income to net
    cash (used)/provided by operating activities:
      Depreciation & amortization                                             13,548                     14,455
      Uncollectible accounts                                                       0                    292,423
      Deferred taxes                                                         (19,158)                    15,063
      Changes in operating assets and liabilities:
        (Increase)/Decrease in accounts receivable, net                   (1,259,094)                 1,237,943
        (Increase) in advances due from officer                              (78,962)                         0
        Decrease/(Increase) in prepaid expenses                               68,051                     (8,135)
        Decrease in other assets                                               7,892                          0
        (Decrease) in accounts payable                                       (26,058)                   (27,683)
        Increase/(Decrease) in accrued vacation                                8,443                     (6,979)
        Increase in accrued liabilities                                        5,437                     21,316
                                                                         -----------                 ----------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
               BY OPERATING ACTIVITIES                                      (718,770)                 1,881,111
                                                                         -----------                 ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of furniture & equipment                                           (1,505)                    (8,987)
  Purchase of software                                                       (95,000)                         0
  Payments on note receivable from officer                                    71,500                     97,500
                                                                         -----------                 ----------
          CASH AND CASH EQUIVALENTS (USED)/PROVIDED
                  BY INVESTING ACTIVITIES                                    (25,005)                    88,513
                                                                         -----------                 ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Exercise of stock options                                                        0                     15,938
                                                                         -----------                 ----------
          CASH AND CASH EQUIVALENTS PROVIDED
                     BY FINANCING ACTIVITIES                                       0                     15,938
                                                                         -----------                 ----------
 (DECREASE)/INCREASE IN
 CASH AND CASH EQUIVALENTS                                                  (743,775)                 1,985,562

Cash and cash equivalents at beginning of period                           2,187,322                    283,227
                                                                         -----------                 ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $1,443,547                 $2,268,789
                                                                         ===========                 ==========



See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

NOTE B - - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                       Nine Months Ended
                                       ---------------------------------------   ---------------------------------------
                                       September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
Numerator                                   $196,131              $164,913            $561,131            $342,708

Denominator:

Denominator for basic
earnings per share -
weighted-average shares                    5,908,675             5,908,675           5,908,675           5,907,124

Dilutive employee stock
options                                       13,953               255,808              13,953             256,254

Denominator for diluted
earnings per share                         5,922,628             6,164,483           5,922,628           6,163,378

Basic earnings per share                        $.03                  $.03                $.09                $.06

Diluted earnings per
share                                           $.03                  $.03                $.09                $.06

NOTE C - SUBSEQUENT EVENT

During September, 2001, the Company was informed that its contracts for managing the inpatient and partial hospitalization psychiatric units at St. Francis Medical Center would not be renewed. The contracts expired September 30, 2001. The Company is scheduled to manage the units through October 31, 2001.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 2001 and December 31, 2000, the Company's working capital was $3,474,933 and $2,919,436, respectively. The increase in working capital for the period is primarily due to the Company's net income. The nature of the Company's business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company's business, the inability to collect any of the accounts receivable could materially and adversely affect the Company's liquidity.

Cash flows from operations were ($718,770) and $1,881,111 for the periods ended September 30, 2001 and 2000, respectively. Cash flows used during the nine months ended September 30, 2001 were primarily due to an increase in accounts receivable during the period. Accounts receivable for three programs accounted for the majority of this increase. The aging for receivables from these programs increased by 130 days from December 31, 2000 to September 30, 2001. Payments from two programs licensed through one Hospital have been delayed due to a lag in this Hospital receiving proceeds from financing. This Hospital underwent a capital expansion program in early 2001. The aging of the remaining program has increased due to an increase in its census for which payments have not yet been received from their intermediary. Management believes that the delay in payment from these programs is temporary and not indicative of an ultimate collection problems. Accordingly, no allowance for doubtful accounts has been recorded at September 30, 2001.

Cash flows from investing activities were ($25,005) and $88,513 for the periods ended September 30, 2001 and 2000, respectively. Cash used during the nine months ended September 30, 2001 was primarily for the purchase of computer software, used to build an on-demand therapy website. The Company anticipates the site to be operational by the end of 2001. The Company has recruited therapists to service the site however, an alternative software host company needs to be sought since the original host is no longer in operation. Positive cash flow for the nine months ended September 30, 2000 was primarily due to payments the Company received on a note receivable from an officer.

No cash flows with respect to financing activities occurred during the nine month period ending September 30, 2001. Cash flows of $15,938 were obtained from the exercise of one employee stock option, during the period ended September 30, 2000. The Company has a line of credit which expires June 15, 2002. The maximum indebtedness under the agreement is $1,500,000. Amounts allowable for draw were based on 75% of certain qualified accounts receivable. At October 30, 2001 approximately $1,247,888 is available for future draws on the line of credit agreement. The

Company's principal sources of liquidity for the fiscal year 2001 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

The Company operated eight (8) programs during the three months ended September 30, 2001 and nine (9) programs during the three months ended September 30, 2000. Net revenues were $1,888,994 and $1,959,184 for the three months ended September 30, 2001 and 2000, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of programs among periods primarily offset by the increase in management fees at other existing programs.

Cost of services provided were $1,313,048 and $1,318,471 for the three months ended September 30, 2001 and 2000, respectively. The decrease in cost of services provided among periods is due to the decrease in the number of programs, primarily offset by the increase in cost at other existing programs arising from increased patient volume.

Uncollectible accounts at September 30, 2000 represent the write-off of the receivables generated from one receivable during the three months ending September 30, 2000. No similar situation existed during the three month period ending September 30, 2001.

Selling, general and administrative expenses were $303,685 and $330,056 for the three months ended September 30, 2001 and 2000, respectively. The decrease in selling, general and administrative expenses was due to the elimination of the Corporate Clinical Director position. The Chairman of the Board and the President have currently assumed this role. This decrease was partially offset by an increase in corporate insurance rates.

The Company's income taxes have decreased for the three months ending September 30, 2001 over the three months ended September 30, 2000 due to more detailed internal process of estimating its income taxes on an interim basis.

Net income was $196,131 and $164,913 for the three months ending September 30, 2001 and 2000. Higher net income occurred from a larger operating profit due to lower operating expenses.

The Company expects revenues to decrease in the fourth quarter of 2001, due to the loss of the St. Francis Medical Center contracts, discussed in Note C to the condensed consolidated financial statements. Expenses related to operating these programs will also decrease. However, it is not expected that the overall profits of the Company will be severely impaired by this event. The Company is continuing to make efforts to expand the number of its operational programs. The Company anticipates that its on-demand therapy website will be operational by the end of 2001. Although fees from the website will cause revenues to increase, costs associated with the production of the revenues, particularly advertising, will also increase. It is uncertain at this time, to what extent the Company's costs will be impacted by expansion. Due to the Company's dependence on a relatively small customer base presently consisting of four hospitals and one community mental health center, the loss of certain of its customers could have a significant adverse effect on the Company's operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company had nine (9) operational Programs during the nine month period ended September 30, 2001 and ten (10) operational programs during the nine month period ended September 30, 2000.

Net revenues decreased approximately 3% for the nine months ended September 30, 2001 over the comparable nine months ended September 30, 2000. The decrease among periods is primarily due to the closure of one program during the first quarter of 2001, partially offset by the increase in management fees at other existing programs.

Cost of services provided decreased approximately 5% for the nine months ended September 30, 2001 over the comparable nine months ended September 30, 2000. The decrease among periods is primarily due to the program closure mentioned above, partially offset by the increase in cost at other existing programs arising from increased patient volume.

The provision for doubtful accounts at September 30, 2000 represented the write-off of one receivable during 2000. No such similar situation existed during the nine month period ending September 30, 2001.

General and administrative expenses increased approximately 5% for the nine months ended September 30, 2001 over the comparable nine months ended September 30, 2000. This was primarily due to an increase in corporate insurance rates.

Income taxes increased approximately 19% for the nine months ended September 30, 2001 over the comparable nine months ended September 30, 2000. The increase among periods is primarily due to an increase in operating profit.

Net income increased approximately 64% for the nine months ended September 30, 2001 over the comparable nine months ended September 30, 2000. The increase among periods is primarily due to a larger operating profit arising from lower operating expenses.

STATEMENT BY MANAGEMENT CONCERNING REVIEW OF INTERIM FINANCIAL INFORMATION BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The September 30, 2001 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

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


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


ITEM 5            OTHER INFORMATION

                  Not applicable.



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  10.134 Loan Agreement between the Company and U.S. Bank dated June 4, 2001 which supercedes the agreement dated July 14, 2000.

                  Exhibit 15: Accountants' Acknowledgment

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                            OPTIMUMCARE CORPORATION
                                            A Delaware Corporation

Dated: October 30, 2001                     By:/s/ Edward A. Johnson
                                               ---------------------------------
                                               Edward A. Johnson
                                               Chairman of the Board
                                               & Principal Financial Officer