Form 10-K405
period 2001-12-31
OPTIMUMCARE CORP /DE/
filed 2002-03-22
CIK 820474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 2001 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ____________ to ____________ Commission file number 0-17401
Commission File Number: 0-17401

OPTIMUMCARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0218003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30011 Ivy Glenn Drive, Suite 219 Laguna Niguel, California	92677
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein [X] and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 5, 2002 (4,619,743 shares of Common Stock) was $2,125,082 based on the average bid and asked price of the Company’s voting stock on February 5, 2002.*

The number of shares outstanding of each of the Company’s classes of Common Stock, as of February 5, 2002 was:

                     Common Stock, — 5,908,675 shares
                    $.001 par value

Documents Incorporated by Reference

None.

*	This value is not intended to make any representation as to value or worth of the Company’s shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

PART I

ITEM 1 — BUSINESS

(a)  General Development of Business

OptimumCare Corporation (the “Company”) was incorporated in California on November 25, 1986 and was reincorporated in Delaware on June 29, 1987. In mid-1987, the Company commenced the development and marketing of health care facility-based programs (“Programs”) to be managed by the Company primarily for the treatment of depression and certain other mental health disorders (“PsychPrograms”), as well as programs for alcohol and drug abuse (“Treatment Programs”). After the Company obtains a contract for the establishment of one or more Programs at a host health care facility, the Company recruits and trains the staff needed to operate its programs. Typically, the host health care facility provides a specified number of beds for the Program, as well as all other support services required for the operation of the Program, including nursing, dietary, housekeeping, billing and other administrative functions. The Company recruits and trains the staff to operate the Program. The Company’s staffing of a Program will usually include a medical director, a program director, a psychologist, a chief therapist and one or more counselors or social workers.

Contracts are individually negotiated with the host health care facility and usually approximate 20 to 60 beds. Generally, the Company and the host health care facility negotiate a management fee which depends on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility. A fixed monthly fee is received by the Company which averages $130,000 per month for inpatient contracts, and $61,000 per month for outpatient contracts. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. In some cases, reimbursement of direct costs are also received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

During the fourth quarter of 2000, the Company entered into a contract with e-HQ, LLC, an e-commerce company that specialized in web technologies, to build, maintain and host immediate on-demand therapy websites. The website, optimumcare.com, was intended to offer on-demand, one-on-one online therapy 24 hours a day 7 days a week to people in need of help via real-time counseling and secured e-mail.

Early in 2001, the Company focused on recruiting qualified professionals to service the site. In the third quarter of 2001, e-HQ, LLC ceased operations and the Company began to seek an alternative software host company. Given the recent poor operating performance of many of the young internet companies, management has decided not to further pursue this line of business. As a result, the Company has expensed the $380,000 previously capitalized as software during the fourth quarter of 2001.

As of February 4, 2002, the Company had six (6) Programs that are hosted by three (3) hospitals and one community mental health center (CMHC): one inpatient and one partial hospitalization

PsychProgram at Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, one partial hospitalization PsychProgram at Sherman Oaks Hospital and Health Center, Sherman Oaks, California, one inpatient and one partial hospitalization PsychProgram at Mission Community Hospital, San Fernando, California, and one partial hospitalization PsychProgram at Friendship Community Mental Health Center, Phoenix, Arizona. The program at Friendship Community Mental Health Center was terminated by the Company effective March 8, 2002. Mission Community Hospital, which hosts one inpatient and one partial hospitalization psychprogram has indicated that it seeks early termination of its contracts by October 1, 2002.

(b) Financial Information About Industry Segments

The Company operates in one industry segment which is the development, marketing and operation of Programs.

(c)  Narrative Description of the Business

(i)  and (ii) Products

OptimumCare’s Psych Programs (“Inpatient Program”)

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

OptimumCare’s Partial Hospitalization Programs (“Partial Hospitalization”)

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

OptimumCare’s Outpatient Services

Outpatient Services is a component of a partial hospitalization program intended for patients with long-term, chronic conditions. Treatment must, at a minimum, be designed to reduce or control the patient’s psychiatric symptoms so as to prevent relapse requiring a higher level of care. For patients with long-term, chronic conditions, control of symptoms and maintenance of a functional level to avoid further deterioration or hospitalization is an acceptable expectation of improvement.

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

Staffing

The PsychProgram and Partial Hospitalization Programs are staffed by the Company with a medical director, a program manager, and in some cases, a psychologist, a chief therapist, and at least one therapist or social worker. The key staff members are the medical director and the program manager. The medical director is a licensed psychiatrist who is a staff member of the host health care facility and is engaged as an independent contractor charged with the responsibility for overseeing the administration of the Program from a medical/regulatory compliance viewpoint. In addition to the medical director who is responsible for administering the clinical aspects of the contract, the Company often engages co-medical directors in each community in which a Program is located. These co-medical directors are licensed psychiatrists or psychologists. They provide administrative assistance to a Program and represent it at various professional activities in the local community. The co-medical directors are compensated at a fixed monthly rate, depending on the amount of time they commit to supporting the Company’s Programs. The Company’s employees and contractors at each program are subject to approval and pre-employment screening by the host health care facility. The Company has not experienced any difficulty in locating qualified medical directors from the hospital staff to affiliate with the Company’s Programs. The program manager is a full time employee of the Company and usually has completed either a bachelor’s or master’s degree program in psychology or social work. Program managers are officed at their respective Program’s facility.

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

The following is a list of current contracts:

	TYPE OF	CONTRACT
	PROGRAM	EXPIRATION DATE

CONTRACT #1	INPATIENT START DATE:	NOVEMBER 2002(1)
11/91

	TYPE OF	CONTRACT
	PROGRAM	EXPIRATION DATE

CONTRACT #2	PARTIAL START DATE:	OCTOBER 2002 (2)
10/92

CONTRACT #3	PARTIAL START DATE: 9/95	DECEMBER 31, 2001 (3)

CONTRACT #4	INPATIENT START DATE: 11/95	DECEMBER 31, 2002 (4)

CONTRACT #5	PARTIAL START DATE: 1/96	DECEMBER 31, 2002 (4)

CONTRACT #6	PARTIAL START DATE: 4/96	DECEMBER 7, 2010 (5)

(10)	Automatically extended for successive one year periods, unless terminated with 120 days notice.

(11)	Automatically extended for successive one year periods, unless terminated with 90 days notice.

(12)	In re-negotiation phase — currently operated on a month to month basis.

(13)	Hospital has indicated it desires early termination by October 1, 2002.

(14)	Terminated by Company effective March 8, 2002.

Payment for Services

Patients are screened by the host healthcare facility prior to admission. Screening procedures include verification of the existence and extent of insurance coverage.

It is the host health care facility’s responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for services provided at the specified contract rate. Generally, the Company bills the host health care facility within five (5) days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients’ bad debts experienced by the host health care facility.

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

The healthcare facilities rely upon payment from Medicare. The healthcare facilities are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the health care facilities submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The healthcare facilities seek reimbursement of the Company’s management fees from these fiscal intermediaries as part of their overall payments from Medicare.

Revision of legislation related to Medicare/Medicaid reimbursement, if enacted, could have a negative effect on the revenues of the hospitals with which the Company contracts. Generally, the Company’s agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company’s revenues may be impacted by changes to Medicare/Medicaid policies.

Medicare is part of a federal health program which is administered by the U.S. Department of Health and Human Services which has established Health Care Financing Administration (“HCFA”) to promulgate rules and regulations governing Medicare and the benefits associated therewith.

All of the programs currently managed by the Company are treated as “provider based” programs by HCFA. This designation is important since partial hospitalization services are covered only when furnished by a “provider”, i.e., a hospital or a CMHC. To the extent the partial hospitalization programs are not located in a site which is deemed by HCFA to be “provider-based”, there would not be Medicare coverage for the services furnished at the site under Medicare’s partial hospitalization benefit. In August, 1996, HCFA published criteria for determining when programs operated in facilities separate from a hospital’s or CMHC’s main premises may be deemed to be “provider-based” programs.

During November, 2001, additional changes were made to existing provider-based regulations which require all provider-based entities to receive designation as such by October 1, 2002. In general, entities will be considered provider-based if they are operated under the same license and common ownership and control, under the main provider’s direct day-to-day supervision, clinically and financially integrated with the main provider, held out to the public as part of the main provider, and located near the main provider and serve the same patient population.

The Company believes that the programs it currently manages will continue to be treated as “provider-based”. However, one host hospital which the Company contracts with has requested early termination of their contracts by October 1, 2002. This host hospital believes that it is in a better position of meeting these requirements by performing the management of its psychiatric programs internally.

Historically, CMHC’s, unlike hospitals, were not surveyed by a Medicare contractor before being permitted to participate in the Medicare program. However, HCFA is now in the process of surveying all CMHC’s to confirm that they meet all applicable Medicare conditions for furnishing partial hospitalization programs. Management believes that the CMHC which contracts with the Company is in compliance with the applicable requirements.

During August 2000, a prospective payment system for all outpatient hospital services was implemented. The amount paid by Medicare is a per diem fee adjusted by a geographic wage index, less a “coinsurance” of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program will in some instances pay these amounts as allowable Medicare bad debts. Interim payments under the prospective payment system are currently being phased in over a three year period. A portion of the per diem fee is actually computed on a cost to charge formula. Aggregate reimbursements to most of the healthcare facilities which the Company contracts with have not materially changed from those previously received prior to the implementation of the prospective payment system. However, this change in reimbursement methodology has adversely affected one community mental health center the Company contracts with. This particular program had a relatively low census when their interim rate was initially established. Subsequently, census substantially increased which reduced their cost to charge ratio. As a result, HCFA greatly reduced their interim reimbursement rate. Although the community mental health center is in the process of appealing this rate change, the Company has elected to cancel their contract with them based on their inability to pay the Company’s management fees.

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

Marketing

The Company’s marketing efforts are primarily directed toward increasing the number of management contracts by either the takeover of existing programs operated by others or the establishment of new Partial Hospitalization or PsychPrograms in geographically desirable areas. The Company believes that its ability to secure new contracts is based on its reputation as a quality provider coupled with its history of low length of patient stays resulting in less uncompensated care.

Sales calls are primarily directed at health care facilities which may be experiencing a low or declining patient census and facilities in geographically desirable areas. After a contract is obtained, the Company prepares a detailed marketing development strategy aimed at attracting patients to the Programs.

The program director for each PsychProgram at the host health care facility develops a local plan, in conjunction with the program community liaison. The strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company’s overall plan. The host hospital’s administrative and medical staff are also encouraged to participate in community relations activities.

Direct contact with psychiatrists, psychologists and other licensed professionals by the Company is emphasized because these individuals motivate potential patients to seek inpatient treatment for their mental health. Licensed Community Care Residential Facilities are also targeted because the residents are the ones who will require inpatient psychiatric treatment. The Company’s approach emphasizes the care giver to become involved in one on one communication with the professionals who will provide patient referrals. These professionals and care givers are invited to the Company sponsored community relations activities, speaker programs and continuing education seminars.

(iii)  Raw Materials

Inapplicable.

(iv)  Patents and Trademarks

The Company holds a federal service mark, Registration #1628745, for its trade name “OptimumCare”. The Company has marketed its programs under the names “OptimumCare PsychProgram” and “OptimumCare Treatment Program”.

(v)  Seasonality

The Company acknowledges that patient volume appears to be susceptible to some seasonal variation. Census tends to substantially decrease near certain holidays, particularly during the fourth quarter, where individuals are more reluctant to hospitalize family members. However, all of the Company’s contracts are based on fixed monthly management fees which eliminate seasonal risk.

(vi)  Working Capital Items

The Company expects to experience an initial delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities.

(vii)  Dependence on a Few Customers

The Company presently has six (6) Programs operating through three (3) hospitals and one community mental health center. However the Company terminated their contract with the CMHC effective March

8, 2002. In addition, one Hospital which hosts two programs has indicated that it seeks early termination of its contracts by October 1, 2002. If certain of these Programs were terminated, or if certain of the accounts receivable from these contracts were to become uncollectible, such events could have a material adverse effect on the Company. During 2001, the Company reversed $707,000 of management fees recognized from a partial hospitalization contract with a CMHC. During December 2000, the Company entered into a contract with the CMHC. The Company previously managed the program at the CMHC which changed ownership in December, 2000. During 2001, program census increased and payments from the CMHC were slow, but steady. On November 21, 2001, the CMHC received notice from the Health Care Financing Administration (HCFA) that it was significantly reducing the cost to charge ratio used to compute a large portion of the CMHC’s interim reimbursements. In addition, HCFA retroactively applied this adjustment to the cost reporting year ended June 30, 2000 although the CMHC was under different ownership. As a result, HCFA determined that the CMHC owed HCFA approximately $212,000 and has withheld all payments to the CMHC. The Company has received no payment on accounts receivable since November 30, 2001. The CMHC owed $707,000 in unpaid management fees at December 31, 2001. Given the reduction in the CMHC’s interim reimbursement rate, management does not believe that the CMHC will have the ability to pay the management fees originally contracted for in December 2000. During the years ended December 31, 2000 and 1999, the Company wrote off approximately $340,000 and $300,000 respectively in bad debts to this program. Despite the write-offs associated with this CMHC, the Company has maintained a strong liquidity position.

The Company has also received notice from one hospital which hosts an inpatient and partial hospitalization program that it does not intend to renew its contracts which expire December 31, 2002. In fact, the hospital is interested in early termination at September 30, 2002. The Company is currently in negotiations with the hospital regarding this matter.

(viii)  Backlog

Inapplicable.

(ix)  Government Contracts

Inapplicable.

(x)  Competition

The Company competes with other health care management companies for contracts with acute care hospitals. Also, the Company’s Programs will compete for patients with the programs of other hospitals and other health care facilities. The success of the Company’s Programs is also dependent on its ability to establish relationships with sources of patient referrals.

The Company’s principal competitors include Charter Medical Corporation, Comprehensive Care Corporation, Mental Health Management, PMR Corporation and Horizon Health Services, most of which have greater financial and other resources and more experience than the Company. In addition, some health maintenance organizations (“HMOs”) offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, nor coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

Other health care facilities offer comparable programs which compete with the Company’s Programs in each service area. The Company believes, however, that in general its community awareness efforts are primarily effective within a ten (10) mile radius around the host hospital and that patients outside such radius are not directly affected by such advertising unless their personal physician has admitting privileges and recommends the Company’s program at that host hospital.

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

Certificate of need (“CON”) laws in some states require approval for capital expenditures in excess of certain threshold amounts, expansion of bed capacity or facilities, acquisition of medical equipment or institution of new services. If a CON must be obtained, it may take up to 12 months to do so, and in some instances longer, depending upon the state involved and whether the application is contested by a competitor or the state agency. CON’s usually are issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time. Certain states, including California, Texas, Utah, Colorado and Arizona, have enacted legislation repealing CON requirements for the construction of new health care facilities, the expansion of existing facilities and the institution of new services. Some states have enacted or have under legislative consideration “sunset” provisions which require the review, modification or deletion of these statutes when no longer needed. The Company is unable to predict whether such legislative proposals will be enacted but believes that the elimination of CON requirements positively impacts its business.

The Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”), at a facility’s request, will participate in the periodic surveys which are conducted by state and local health agencies to ensure continuous compliance with all licensing requirements by health care facilities. JCAHO accreditation satisfies certain of the certification requirements for participation in the Medicare and Medicaid programs. A facility found to comply substantially with JCAHO standards receives accreditation. A patient’s choice of a treatment facility may be affected by JCAHO accreditation considerations because most third-party payers limit coverage to services provided by an accredited facility. All of the hospitals currently under contract with the Company have received JCAHO accreditation.

The laws of various states in which the Company may choose to operate, including California, generally prevent corporations from engaging in the practice of medicine. These laws (e.g., Section 2052 of the California Business and Professions Code), as well as applicable case law, were enacted to protect the public from the rendering of unnecessary medical or other services for treatment of the ill. Although the Company has not obtained a legal opinion, it believes that the establishment and operation of Programs will not cause it to be engaged in the “practice of medicine” as that term is used in such laws and regulations. These laws and regulations are subject to interpretation and, accordingly, the issue is not free from doubt. Since the Company has not sought or obtained any rulings, there can be no assurance that state authorities or courts will not determine that the Company is engaged in the unauthorized practice of medicine. If such a determination is made and is not overturned, the Company would have to terminate its operations in that state.

The Company’s medical directors are engaged to provide administrative services, including but not limited to planning the clinical program, supervising the clinical staff, establishing standards of professional care, and advising the Company and staff on questions of policy. The co-medical directors assist the medical directors in performing their duties. Although the Company has not obtained a legal opinion, it believes that the proposed agreements between the Company and its medical and co-medical directors do not violate any fee-sharing prohibitions. The federal prohibition, as it relates to the Medicare program, is found at 42 U.S.C. 1320a-7b. Such prohibitions are found in Section 650 of the California Business and Professional Code and Section 445 of the California Health and Safety Code, as well as comparable statutes in other states. However, future judicial, legislative or administrative interpretations of these arrangements could prohibit the Company from hiring professionals which could have a materially adverse effect on the Company.

Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. However, legislation has begun to recognize the need for placing mental health illness on par with other physical ailments. For example, federal legislation effective in 1998, (the Kennedy-Kassebaum bill), mandates parity with other reimbursable medical services for those who receive behavioral health care. This law raised the lifetime cap from the current $50,000 level to $1 million. The Company is practiced in administrating “managed care type” programs and is familiar with the pressures of improving productivity and reducing costs.

(xiii)  Employees

As of February 4, 2002, the Company employed approximately 53 persons full-time and 41 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company’s Programs and not employees.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales Inapplicable.

ITEM 2 — PROPERTIES

The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of

$2,175 which expires June 30, 2002. The Company leases additional satellite corporate offices in Culver City and Venice, California. The lease agreement for Culver City, California provides for a monthly base rent of $3,434 for the first year of the agreement. Rent increases are scheduled annually through the lease expiration date of November 30, 2006. The lease agreement for Venice, California provides for a monthly base rent of $2,800 and is on a month to month basis. In addition, the Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,276 which expires October 31, 2002. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

The Company leases space under two separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement is between the Lessor and the Community Mental Health Center (CMHC) which expires November 30, 2003. However, the Company was obligated to pay the lease costs for the program, under its contract with the facility which initially expired December 6, 2010. The Company has terminated their contract with the CMHC effective March 8, 2002. The other agreement expires August 14, 2002. Aggregate monthly payments total $8,784.

ITEM 3 — LEGAL PROCEEDINGS

Inapplicable.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

(a)  Market Information

The Company’s common stock is currently quoted on the over the counter “OTC” electronic bulletin board under the symbol OPMC.

	High Bid	Low Bid

2001:
Fourth Quarter	45/64	1/2
Third Quarter	23/32	15/32
Second Quarter	49/64	27/64
First Quarter	25/32	33/64
2000:
Fourth Quarter	29/32	5/8
Third Quarter	31/32	3/4
Second Quarter	1	21/32
First Quarter	1 1/16	17/32

The listed prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)  Holders

The approximate number of holders of record each class of the Company’s common equity securities as of the close of business on February 4, 2002 is set forth below:

Approximate
Title of Class	Number of Record Holders

Common Stock, $.001 par value	225

(c)  Dividends

The Company has not paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, New York, New York.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data at December 31, 2001 and December 31, 2000 and for each of the fiscal years in the three year period ended December 31, 2001 are derived from the Company’s Financial Statements for such years which were audited by Lesley, Thomas, Schwarz & Postma, Inc. which Financial Statements are included elsewhere herein.

STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31

	2001	2000	1999	1998	1997

NET REVENUES	$6,906,496	$8,010,491	$10,553,427	$11,409,690	$12,089,398

NET (LOSS) INCOME	(572,398)	391,686	365,798	377,133	454,350

BASIC (LOSS) EARNINGS PER SHARE OF COMMON STOCK	$(.10)	.07	.06	.06	.07

DILUTED (LOSS) EARNINGS PER SHARE OF COMMON STOCK	$(.10)	.06	.06	.06	.06

WEIGHTED NUMBER OF SHARES OUTSTANDING	5,908,675	5,907,511	5,910,939	6,567,280	6,870,049

TOTAL DILUTED SHARES	6,018,323	6,164,139	6,028,496	6,699,648	7,194,872

CASH DIVIDENDS PER COMMON SHARE	0	0	0	0	0

BALANCE SHEET INFORMATION
AS OF DECEMBER 31

	2001	2000	1999	1998	1997

TOTAL ASSETS	$4,053,950	$3,933,483	$3,462,345	$3,154,744	$3,953,241

CURRENT ASSETS	4,015,433	3,398,132	3,115,702	2,652,044	3,213,626

CURRENT LIABILITIES	1,171,561	478,696	415,182	429,375	679,774

NET WORKING CAPITAL	2,843,872	2,919,436	2,700,520	2,222,669	2,533,852

LONG-TERM OBLIGATIONS	0	0	0	0	0

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe harbor statements under the Private Securities Litigation Reform Act of 1995

The statements in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effect of changing economic and competitive conditions, government regulation which may affect facilities, licensing, healthcare reform which may affect payment amounts and timing, availability of sufficient working capital, Program development efforts and timing and market acceptance of new Programs which may affect future sales growth and/or costs of operations.

(a)  Liquidity and Capital Resources

At fiscal year end 2001 and 2000, the Company’s working capital was $2,843,872 and $2,919,436 respectively. The decrease in working capital for the year is due to an increase in prepaid income taxes and accounts receivable partially offset by an increase in an accrued payment to an officer. Prepaid income taxes have occurred because of the net loss generated by the Company during the year. The increase in accounts receivable is primarily due to two programs licensed through one hospital that were ninety (90) days outstanding at December 31, 2001 versus thirty (30) days outstanding at December 31, 2000. This hospital underwent a capital expansion program and experienced a delay in receiving their bond issue proceeds during 2001. The Company expects the aging of this receivable to decrease in 2002 now that the hospital has received their funding. At December 31, 2001, the Company accrued a payment to an officer which represents the forgiveness of a note receivable, accrued interest thereon, a series of short term advances and the personal income tax aspects associated with the aforementioned items. The nature of the Company’s business does require significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s business, the cancellation of certain contracts or the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. During 2001, the Company reversed $707,000 of management fees recognized from a partial hospitalization contract with a CMHC. During December, 2000, the Company entered into a contract with the CMHC. The Company previously managed the program at the CMHC which changed ownership in December, 2000. During 2001, program census increased and payments from the CMHC were slow, but steady. On November 21, 2001, the CMHC received notice from the HealthCare Financing Administration (HCFA) that it was significantly reducing the cost to charge ratio used to compute a large portion of the CMHC’s interim reimbursements. In addition, HCFA retroactively applied this adjustment to the cost reporting year ended June 30, 2000 although the CMHC was under different ownership. As a result, HCFA determined that the CMHC owed HCFA approximately $212,000 and has withheld all payments to the CMHC. The Company has received no payment on accounts receivable since November 30, 2001. The CMHC owed $707,000 in unpaid management fees at December 31, 2001. Given the reduction in the CMHC’s interim reimbursement rate, management does not believe that the CMHC will have the ability to pay the management fees originally contracted for in December 2000. The Company terminated this contract effective March 8, 2002. Despite the reversal of approximately $707,000 in management fees pertaining to this contract, the Company has preserved much of its working capital.

Cash flows used in operations were $515,426 for the year ended December 31, 2001. This primarily resulted from the increase accounts receivable, discussed above.

Cash used in investing activities was $25,005 for the year ended December 31, 2001. Funds received were from principal payments on a note receivable from an officer. Funds used were payments for the purchase of computer software. During the fourth quarter of 2000, the Company entered into a contract with e-HQ, LLC, an e-commerce company that specialized in web technologies, to build, maintain and host immediate on-demand therapy website. The website, optimumcare.com, was intended to offer on-demand, one-on-one online therapy 24 hours a day 7 days a week to people in need of help via real-time counseling and secured e-mail. Early in 2001, the Company focused on recruiting qualified professionals to service the site. In the third quarter of 2001, e-HQ, LLC ceased operations and the Company began to seek an alternative software host company. Given the recent poor operating performance of many of the young internet companies, management has decided not to further pursue this line of business. As a result, the Company has expensed the $380,000 previously capitalized as software during the fourth quarter of 2001.

No cash was received from financing activities for the year ended December 31, 2001. The Company had a line of credit with a bank which expired June 15, 2002. The maximum indebtedness under the line was $1,500,000. Amounts allowable for draw were based on 75% of certain qualified accounts receivable. Effective January 8, 2002 the Company renegotiated its line with another lender. The maximum indebtedness under the new line is $1,500,000. Amounts allowable for draw are based on 80% of certain qualified accounts receivable. As of February 5, 2002, approximately $904,425 is available for future draws on the line of credit agreement. The Company’s principal sources of liquidity for the fiscal year 2002 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs. The Company has contractual obligations under operating leases of $298,017. Payments due in less than one year total $82,693. Payments due in one to three years total $127,676. Payments due in four to five years total $87,648.

(b)  Results of Operations

Fiscal Year 2001 Compared to Fiscal Year 2000.

The Company operated nine (9) programs during the year ended December 31, 2001, and eleven (11) programs during the year ended December 31, 2000. As of February 5, 2002, the Company had two inpatient and four partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. During the year ended December 31, 2001, the Company’s net earnings from three (3) inpatient programs exceeded net earnings from six (6) operational partial hospitalization programs. Net revenues were $6,906,496 and $8,010,491 for the years ended December 31, 2001 and 2000, respectively. The decrease in net revenues is due to the decrease in the number of programs, particularly one program which terminated in February of 2001.

Cost of services provided were $5,796,162 and $5,691,617 for the years ended December 31, 2001 and 2000. This increase is due to a variety of factors. Census increase caused one program’s expenses to significantly rise over the preceding year. In addition, the expensing of software to be used in an on-line counseling program (discussed previously in liquidity and capital resources) also contributed to an increase in costs. Yet, the decrease in the number of operational programs, particularly one which terminated in February of 2001 substantially offset the increase in costs associated with operating programs among years.

Selling, general and administrative expenses were $2,104,770 and $1,421,001 for the years ended December 31, 2001 and 2000, respectively. The increase is primarily due to the forgiveness of debt, accrued interest receivable, short-term advances and the personal income taxes associated with these items to one officer of the Company.

The provision for uncollectible accounts were $9,865 and $340,000 for the years ended December 31, 2001 and 2000, respectively. The Company provides for uncollectible accounts on a case by case basis. The provision for uncollectible accounts among periods relates to different programs which existed at December 31, 2001 versus 2000.

The Company’s income taxes have decreased in 2001 over 2000 due to the net loss generated by the Company in 2001.

Net loss was $(572,398) and net income was $391,686 for the years ended December 31, 2001 and 2000, respectively. The loss was primarily due to decreasing revenue coupled with increasing cost of services provided and selling, general and administrative expenses.

The Company is continuing to make efforts to expand the number of its operational programs. The Company currently has proposals outstanding to expand the inpatient program at one location it currently serves and to take over the management of an inpatient and partial hospitalization program for a new host hospital. However, the Company does recognize that it has a dependence on a relatively small customer base, presently consisting of three hospitals one of which has indicated that it desires early termination of its existing two contracts which expire December 31, 2002. The Company has a significant amount of variable expenses associated with the production of its revenues. However, some fixed costs do exist. To that end, the loss of certain of its customers could have a significant adverse effect on the Company’s operations. Hence, there is a special emphasis paragraph in the report of the Company’s independent auditors of the financial statements for the fiscal year ended December 31, 2001.

Fiscal Year 2000 Compared to Fiscal Year 1999.

The Company operated eleven (11) programs during the years ended December 31, 2000 and 1999. As of February 2, 2001, the Company had three inpatient and six partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. During the year ended December 31, 2000, the Company’s earnings from inpatient programs approximated its earnings from operational partial hospitalization programs. Net revenues were $8,010,491 and $10,553,427 for the years ended December 31, 2000 and 1999 respectively. The decrease in net revenues was due to changes in the management fee agreements for two programs licensed through one hospital.

Cost of services provided were $5,691,617 and $8,202,445 for the years ended December 31, 2000 and 1999. This decrease was due to changes in the services provided between the Company and one hospital discussed above.

The provision for uncollectible accounts and selling general and administrative expenses remained relatively stable among years.

The Company’s income taxes decreased in 2000 over 1999 due to a greater deduction for state taxes paid in 2000 than in 1999.

Net income was $391,686 and $365,798 for the years ended December 31, 2000 and 1999, respectively. The increase in net income was primarily attributable to a decrease in cost of services provided, partially offset by lower revenues.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OPTIMUMCARE CORPORATION
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Number

Report of Independent Auditors	F-3

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000	F-4 through F-5

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-7 through F-8

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999	F-9

Notes to Consolidated Financial Statements	F-10 through F-19

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2000, the Registrant determined that the firm of Ernst & Young LLP would be dismissed as the Registrant’s principal accountant and would not be engaged to conduct the audit of the Registrant’s financial statements for the fiscal year ended December 31, 1999.

Ernst & Young LLP’s reports on the financial statements of the Registrant for the year ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the Registrant’s financial statements for the year ended December 31, 1998, and in the subsequent interim period through January 17, 2000, there were no disagreements between the Registrant and Ernst & Young LLP, on any matters of accounting principles or practices, financial statement disclosures, or audit scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make a reference to the subject matter in their report.

The decision to change accountants was not approved by the board of directors of the Registrant.

On January 17, 2000, the Registrant engaged Lesley, Thomas, Schwarz & Postma, Inc. as its principal accountant to audit its financial statements for the year ended December 31, 1999. Prior to the engagement of Lesley, Thomas, Schwarz & Postma, Inc., the Registrant has not consulted with Lesley, Thomas, Schwarz & Postma, Inc. on the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant’s financial statements.

PART III

ITEM 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

Name	Age	Position

Edward A. Johnson	56	Chief Executive Officer, Principal Financial Officer, Secretary and Chairman of the Board

Mulumebet G. Michael	53	Director, President and Chief Operating Officer

Gary L. Dreher	55	Director

Michael S. Callison	63	Director

Jon E. Jenett	50	Director

Each director serves for a term of one year or until his successor has been elected and qualified. Each executive officer serves at the pleasure of the Board of Directors. Directors do not receive any director’s fees or other compensation for their services, as such, but receive reimbursement for their expenses in attending meetings of the Board of Directors.

(c)  Identification of Certain Significant Employees

Inapplicable.

(d)  Family Relationships

Inapplicable.

(e)  Business Experience

Edward A. Johnson — Chairman & CEO

Mr. Johnson has spent almost his entire professional career in behavioral healthcare services and co-founded OptimumCare in 1986. As Chief Executive Officer, Mr. Johnson has overall responsibility for developing strategic program direction with the firm’s current and future healthcare providers at hospitals, medical centers and community care centers. He also monitors and evaluates trends shaping the healthcare industry that will impact the Company. In response, from this larger perspective, he fashions policies, procedures and systems to maximize patient service while enhancing profitability for OptimumCare and value for its shareholders. Mr. Johnson received an M.S. degree in psychology and a B.A. degree in business from Colorado State College. He is also licensed in California as a Marriage and Family Counselor.

Mulumebet G. Michael — President, COO & Board Member

Ms. Michael joined OptimumCare in 1993 as a Program Administrator, advanced to Executive Vice President and COO in 1997, and was named President and a member of the Board of Directors in June 1998. Ms. Michael’s extensive experience both as a registered nurse and in behavioral healthcare management over a eighteen year career has provided superb insight, vision and knowledge, ensuring the best behavioral health practices are incorporated into each OptimumCare program. She manages the Company’s staff of more than 100 professionals and support personnel. Ms. Michael completed a four-year nursing school curriculum leading to her being a licensed nurse (RN) in three countries: America, Canada and Ethiopia. She also completed a three-year advanced hospital management program with the British Columbia Institute of Technology in Canada.

Gary L. Dreher — Director

Mr. Dreher was elected to the Board of Directors during September 1993. He received his B.S. degree in Microbiology and Lab Technology from California State University in 1971. He is President, Chief Executive Officer and a Director of AMDL, an inventor and marketer of state-of-the-art diagnostic kits. AMDL is a public company traded on the American Stock Exchange. Prior to this, Mr. Dreher was President of Medical Market International, a marketing and management services company he co-founded. Mr. Dreher also served as Vice President of International Sales for Apotex Scientific, an international distributor network for Esoteric Diagnostic Tests, from 1992 to 1996. Mr. Dreher has 30 years experience in the healthcare industry.

Michael Callison — Director

Mr. Callison was elected to the Board of Directors in September 1993. From 1990 to 1999, he was responsible for sales and business development, as well as seeking out and nurturing relationships with strategic alliance partners to help the Company expand its services and coverage area. His 41 years of healthcare experience began while he attended college and worked as a psychiatric technician at a Washington state veteran’s hospital. Thereafter, he held positions of increasing responsibility primarily in sales and marketing with Pfizer Labs, Borg Warner Healthcare and Hill-Rom, a hospital architectural and furnishing company. Mr. Callison received his B.A. degree in Economics from the University of Puget Sound.

Jon E. Jenett — Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

No director, officer or beneficial owner of ten percent (10%) or more of the Company’s common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal year as disclosed in Forms 3 and 4 amendments thereto furnished to the Company pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and any written representation that no Form 5 was required.

(f)  Involvement in Certain Legal Proceedings

Inapplicable.

ITEM 11 — EXECUTIVE COMPENSATION

(a)  (b) Cash Compensation

The following table sets forth the elements of compensation paid, earned or awarded for the named individuals. All aspects of executive compensation is determined by the Board of Directors.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION

	ANNUAL COMPENSATION				AWARDS		PAYOUTS

				OTHER
NAME &				ANNUAL	RESTRICTED	(#)		ALL OTHER
PRINCIPAL				COMPEN-	STOCK	OPTIONS	PAYOUTS	COMPEN-
POSITION	YEAR	SALARY($)	BONUS($)	SATION($)	AWARDS($)	/SARs	($)	SATION ($)

EDWARD A. JOHNSON,	2001	204,000	209,790	700,000 (3)				21,410	(1)(2)
CHIEF EXECUTIVE	2000	204,000	158,800			100,000		16,673	(1)(2)
OFFICER	1999	204,000	98,847			450,000		17,906	(1)(2)

MULUMEBET G. MICHAEL	2001	155,509	109,337			100,000
PRESIDENT & CHIEF	2000	172,545	68,944			400,000
OPERATING OFFICER	1999	167,841	83,201

HELEN TVELIA	2001	66,206	56,972
PROGRAM DIRECTOR	2000	62,974	66,000
	1999	59,479	83,087			100,000

#	NUMBER OF UNITS

$	DOLLAR AMOUNTS

(1)	Car Allowance

(2)	Life Insurance Premiums

(3)	Payment to Settle Officers Debt

Other Compensation

In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

Compensation Pursuant to Plans

Stock Option Plans

1994 Plan

On December 20, 1994, the Board of Directors re-adopted the Company’s 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company’s common stock were reserved for issuance pursuant to the plan. No options to purchase shares were exercised during fiscal year ended December 31, 2001. There are currently 150,000 shares available for option and no shares outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

During 2001, no other options previously granted were exercised.

(c)  Options/SAR Grants in Last Fiscal Year

Inapplicable.

(d)  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 2001, and presents the value of unexercised options and SARS held by the named individuals at fiscal year end:

				VALUE OF
			NUMBER OF	UNEXERCISED
	SHARES		UNEXERCISED	IN-THE-MONEY
	ACQUIRED ON		OPTIONS/SARs AT	OPTIONS/SARs AT
NAME	EXERCISE (#)	VALUE REALIZED ($)	FISCAL YEAR-END (#)	FISCAL YEAR-END ($)*

EDWARD A. JOHNSON	0	0	650,000	0
MULUMEBET G. MICHAEL	0	0	600,000	0
HELEN TVELIA	0	0	125,000	0

*	The difference between fair market value at February 5, 2002 and the exercise price.

(g)  Compensation of Directors

Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings. Mr. Dreher received $12,000 in marketing fees during 2001 for the marketing of the Company’s programs to the hospitals during 2001.

(h)  Executive Management Change in Control Severance Pay Plan

On May 14, 2001, the Company’s Board of Directors adopted an Executive Management Change in Control Severance Pay Plan. The Directors who may become entitled to benefits under the plan did not participate in the deliberations or the vote to approve the plan.

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

If the Company’s auditors determine that the total payments made to a person result in an excise tax imposed by Internal Revenue Code 4999, the Company will make an additional cash payment to the person equal to an amount such that after payment by the person of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon the additional payment, the person would retain an amount of the additional payment equal to the excise tax imposed upon the total payments.

Immediately following a change in control, the Company is required to establish a trust and fund the trust with the amount of any payments which may become owing to persons entitled to receive benefits under the plan but only to the extent that the funding of the trust would not impair the working capital of the Company.

REPORT OF THE AUDIT COMMITTEE

The Company’s audit committee consists of three of the Company’s Directors, Edward A. Johnson, Gary L. Dreher and Jon E. Jenett. The Board of Directors has not adopted a written charter for the audit committee. The audit committee has reviewed and discussed the audited financial statements with management. The audit committee plans to discuss with the independent auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No.1 (Independence Standards Board Standard No,1, Independence Discussions with Audit Committees), as may be modified or supplemented, but has not yet discussed with the independent accountant the independent accountant’s independence. Based on the review, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Sincerely,

Edward A. Johnson
Gary L. Dreher
Jon E. Jenett

Audit Fees

     The aggregate fees billed for professional services rendered for the audit of the registrant’s annual financial statements for the most recent fiscal year and the reviews of the financial statements included in the registrant’s Forms 10-Q for that fiscal year was $27,610.

Financial Information Systems Design and Implementation Fees

     No fees were billed for professional services directly or indirectly operating, or supervising the operation of the audit client’s information system or managing the audit client’s local area network or for designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the audit client’s financial statements taken as a whole or for appraisal or valuation services or fairness opinions rendered by the principal accountant for the most recent fiscal year.

All Other Fees

     The aggregate fees billed for other services rendered by the principal accountant was $7,451 for the most recent fiscal year. The audit committee has not yet considered whether the provision of other services is compatible with maintaining the principal accountant’s independence.

(k)  Board Compensation Committee Report on Executive Compensation

The entire Board of Directors is responsible for determining the Chief Executive Officer’s compensation.

The Board’s philosophy has been to offer a stable base salary plus a monthly bonus based on a percentage of corporate monthly profits before income taxes.

The Board’s approach to base compensation is to offer competitive salaries in comparison with market practices. However, base salaries have become a relatively smaller element in the total executive officer compensation package as the Company has introduced incentive compensation programs which it believes reinforce strategic performance objectives.

(l)  Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company’s stockholders during the five year period ended December 31, 2001 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01

OPMC	122	120	75	53	51	36
S&P Hospital Management Index	117	102	84	94	153	135
NASDAQ Market Index	123	149	208	387	235	151

NOTE: The stock performance graph assumes $100 was invested on January 1,1996

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  and (b) Security Ownership

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 5, 2002, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company’s directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

	AMOUNT & NATURE OF
NAME (1)	BENEFICIAL OWNERSHIP		PERCENT OF CLASS

EDWARD A. JOHNSON	1,200,826	(2)	18.3%
MULUMEBET G. MICHAEL	629,466	(3)	9.7%
MICHAEL S. CALLISON	747,895	(4)	12.3%
GARY L. DREHER	201,745	(5)	3.3%
JON E. JENETT	134,000	(6)	2.2%
ALL OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)	2,913,932	(7)	38.7%

(1)	The addresses of these persons are as follows: Mr. Johnson — 24 South Stonington Road, Laguna Beach, CA 92651; Ms. Michael — 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison — 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher — 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. Jenett — 8 South Vista De La Luna, Laguna Beach, CA 92651.

(2)	Includes presently exercisable options to purchase 650,000 shares of Common Stock, with 17,578 shares held indirectly through an individual retirement account.

(3)	Includes presently exercisable options to purchase 600,000 shares of Common Stock. All shares are directly owned.

(4)	Includes presently exercisable options to purchase 150,000 shares of Common Stock, 480,000 shares held through a revocable living trust, 17,500 shares held indirectly through an individual retirement account, 2,395 shares held indirectly through a 401K plan, 92,000 shares directly owned and 6,000 shares held as custodian for five of Mr. Callison’s grandchildren.

(5)	Includes presently exercisable options to purchase 125,000 shares of Common Stock and 58,890 shares directly held, with 13,210 shares held indirectly through an individual retirement account and 4,645 held indirectly through an individual retirement account of Mr. Dreher’s spouse.

(6)	Includes presently exercisable options to purchase 100,000 shares of Common Stock, with 34,000 shares held indirectly through an individual retirement account.

(7)	Includes presently exercisable options to purchase 1,625,000 shares of Common Stock.

(c)  Changes in Control

Inapplicable.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Others

Inapplicable.

(b)  Certain Business Relationships

Inapplicable.

(c)  Indebtedness of Management

Effective January 31, 2002, the Company’s Board of Directors approved a payment to settle Mr. Johnson’s note receivable, accrued interest receivable, short-term advances and the personal income taxes associated with these items in the amount of $700,000. During February 2002, the Company received payment from Mr. Johnson for all obligations previously outstanding.

During the prior year, the Company converted a series of short-term advances to Mr. Johnson and a $274,000 note dated December 29, 1997 into a $392,070 promissory note due from Mr. Johnson. The note accrued interest at the current prime rate and provided for bimonthly payments. Principal payments of $78,000 were received by the Company during February 2001.

(d)  Transactions With Promoters

Inapplicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.5.

nbsp;

3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.1	Lease between the Company and Laguna Niguel Office Center dated June 23, 1988 which supersedes lease dated December 15, 1986, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.1.

10.34	Agreement between Huntington Intercommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.73	Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.77	Operating Agreement for Optimum Care Source, LLC incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.77.

10.78	Master Joint Venture Agreement between Professional CareSource, Inc. and the Company dated April 19, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.78.

10.82	Registration Agreement between Professional CareSource, Inc. and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.82.

10.83	Non-qualified stock option Agreement between Joseph H. Dadourian and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.83.

10.84	Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.84.

10.85	Non-qualified stock option Agreement between Margaret M. Minnick and the Company dated April 24, 1996 incorporated by reference from March 1996 Form 10-Q Exhibit 10.85.

10.86	Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.86.

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.95	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.96	Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.101	First Lease Extension Agreement between the Company and Whittier Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.102	Lease Extension Agreement between the Company and 757 Pacific Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.105	Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.106	Lease Agreement between the Company and Laguna Niguel Office Center dated May 14, 1998 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.107	Change in terms Agreement between the Company and Southern California Bank dated May 27, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.108	Lease Agreement between Whittier Narrows Business Park and the Company dated July 28, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Expired)

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.110	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated September 15, 1998 which supersedes Agreement dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.111	Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Terminated)

10.112	Sublease Agreement between Citrus Valley Medical Center and the Company dated September 23, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Terminated)

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.114	Amendment to the Agreement dated June 25, 1997 between Friendship Community Mental Health Center and the Company dated November 12, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.115	Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.121	Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999. (Terminated)

10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.123	Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community Hospital d/b/a Mission Community Hospital dated December 31, 1999, which supercedes the agreements dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1999.

10.124	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between Company and Catholic Healthcare West Southern California effective September 1, 1999 which supercedes Agreement dated September 15, 1998, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000. (Terminated)

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.126	Loan agreement between the company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.131	Agreement between the Company and Friendship Community Mental Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.134	Loan Agreement between the Company and U.S. Bank dated June 4, 2001 which supersedes the agreement dated July 14, 2000, incorporated by reference from Form 10Q for the quarter ended September 30, 2001 (superseded).

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998.

10.138	Loan agreement between the Company and Merrill Lynch dated January 8, 2002.

23	Consent of Independent Auditors.

(b)  Reports on Form 8-K

     On January 23, 2002, the Company filed a Form 8-K and issued a press release reporting that it would take write-offs to 2001 operating results in the amount of $1,090,000. The write-offs consisted of $380,000 previously capitalized as software as a result of the Company’s decision not to pursue the development on an online therapy website and $710,000 as a reversal of management fees previously recognized as a result of the decision of the Health Care Financial Administration to reduce the reimbursement rate paid to a community mental health center which affects the center’s ability to pay the Company management fees at the contracted rate.

     The Company also reported that despite these write-offs, its working capital position was not impaired and that it had cash balances in excess of $1,600,000 and no bank debt. The Company noted that prior to these write-offs, the Company had expected to report net income for the year ended December 31, 2001 which was substantially higher than reported for the prior year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2002	OPTIMUMCARE CORPORATION

By: /s/ Edward A. Johnson

Edward A. Johnson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Edward A. Johnson Edward A. Johnson, Chief Executive Officer and Director (Principal Financial and Accounting Officer)	March 21, 2002

/s/ Mulumebet G. Michael Mulumebet G. Michael, Director, President and Chief Operating Officer	March 21, 2002

/s/ Michael S. Callison Michael S. Callison, Director	March 21, 2002

/s/ Gary L. Dreher Gary L. Dreher, Director	March 21, 2002

/s/ Jon E. Jenett Jon E. Jenett, Director	March 21, 2002

OPTIMUMCARE CORPORATION

REPORT AND CONSOLIDATED

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

OPTIMUMCARE CORPORATION

CONTENTS

PAGE

INDEPENDENT AUDITORS’ REPORT	F-3
FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-4 through 5
Consolidated Statements of Operations	F-6
Consolidated Statements of Cash Flows	F-7 through 8
Consolidated Statements of Stockholders’ Equity	F-9
Notes to Consolidated Financial Statements	F-10 through 19

[LESLEY, THOMAS, SCHWARZ & POSTMA, INC. LETTERHEAD]

February 12, 2002

Independent Auditors’ Report

To the Stockholders and Board of Directors of
OptimumCare Corporation

     We have audited the accompanying consolidated balance sheets of OptimumCare Corporation and its subsidiary as of December 31, 2001 and 2000, and their related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 9 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company’s operations.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$1,646,891	$2,187,322
Accounts receivable, net of allowance of $0	1,217,353	882,238
Note receivable from officer (Note 2)	225,136	138,566
Advances due from officer (Note 2)	144,596	56,324
Prepaid expenses	127,913	100,810
Prepaid income taxes	582,430	13,279
Deferred tax asset (Note 8)	71,114	19,593

Total current assets	4,015,433	3,398,132
NOTE RECEIVABLE FROM OFFICER, less current portion (Note 2)	—	158,070
FURNITURE AND EQUIPMENT, less accumulated depreciation of $160,017 in 2001 and $178,416 in 2000 (Note 5)	18,757	34,382
SOFTWARE	—	285,000
DEFERRED TAX ASSET (Note 8)	—	12,997
OTHER ASSETS	19,760	44,902

Total assets	$4,053,950	$3,933,483

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2001	2000

CURRENT LIABILITIES
Accounts payable	$206,046	$189,995
Accrued vacation	54,499	40,858
Accrued expenses	211,016	247,843
Accrued payment to officer	700,000	—

Total current liabilities	1,171,561	478,696

COMMITMENTS (Notes 3, 4 and 6)
STOCKHOLDERS’ EQUITY (Note 7)
Preferred stock, $.001 par value; 10,000,000 shares authorized 0 shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.001 par value; 20,000,000 shares authorized 5,908,675 shares issued and outstanding at December 31, 2001 and 2000	5,909	5,909
Paid-in-capital	2,403,706	2,403,706
Retained earnings	472,774	1,045,172

Total stockholders’ equity	2,882,389	3,454,787

Total liabilities and stockholders’ equity	$4,053,950	$3,933,483

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

NET REVENUES	$6,906,496	$8,010,491	$10,553,427
INTEREST INCOME	72,647	94,625	36,261

	6,979,143	8,105,116	10,589,688

OPERATING EXPENSES
Costs of services provided	5,796,162	5,691,617	8,202,445
Selling, general and administrative	2,104,770	1,421,001	1,435,708
Provision for uncollectible accounts	9,865	340,009	295,895
Interest	137	507	2,528

Total operating expenses	7,910,934	7,453,134	9,936,576

(LOSS) INCOME BEFORE INCOME TAXES	(931,791)	651,982	653,112
INCOME TAX (BENEFIT) EXPENSE (Note 8)	(359,393)	260,296	287,314

NET (LOSS) INCOME	$(572,398)	$391,686	$365,798

BASIC (LOSS) EARNINGS PER SHARE	$(0.10)	$0.07	$0.06

DILUTED (LOSS) EARNINGS PER SHARE	$(0.10)	$0.06	$0.06

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(572,398)	$391,686	$365,798
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities Depreciation	17,131	19,883	39,654
Provision for uncollectible accounts	9,865	340,009	295,895
Deferred taxes	(38,524)	17,861	45,654
Impairment of capitalized software	380,000	—	—
Accrued payment to officer	700,000	—	—
Changes in operating assets and liabilities Decrease (increase) in accounts receivable	(344,981)	1,337,596	(592,956)
(Increase) decrease in advances due from officers	(88,272)	5,015	(30,537)
Decrease (increase) in prepaid expenses	(27,103)	(69,973)	40,700
(Increase) in prepaid income taxes	(569,151)	(13,279)	—
Decrease in other assets	25,142	7,408	973
(Decrease) increase in accounts payable	16,051	12,092	(66,623)
(Decrease) increase in accrued expenses	(23,186)	51,422	52,429

Net cash provided by (used in) operating activities	(515,426)	2,099,720	150,987

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(95,000)	(285,000)	—
Purchases of equipment, net	(1,505)	(21,997)	(12,392)
Note receivable payment from officer	71,500	95,434	—

Net cash used in investing activities	(25,005)	(211,563)	(12,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to bank	—	—	650,000
Note payable to bank pay downs	—	—	(650,000)
Purchase of treasury stock	—	—	(44,004)
Exercise of stock options	—	15,938	—

Net cash provided by (used in) financing activities	—	15,938	(44,004)

NET INCREASE (DECREASE) IN CASH	(540,431)	1,904,095	94,591
CASH, beginning of year	2,187,322	283,227	188,636

CASH, end of year	$1,646,891	$2,187,322	$283,227

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,

	2001	2000	1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$137	$507	$2,528

Income taxes paid	$248,446	$248,000	$237,500

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Common Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 1998	5,919,897	$5,920	$2,431,761	$287,688	$2,725,369
Exercise of stock options	13,778	14	(14)	—	—
Purchase and retirement of treasury stock	(50,000)	(50)	(43,954)	—	(44,004)
Net income	—	—	—	365,798	365,798

BALANCE, December 31, 1999	5,883,675	5,884	2,387,793	653,486	3,047,163
Exercise of stock options	25,000	25	15,913	—	15,938
Net income	—	—	—	391,686	391,686

BALANCE, December 31, 2000	5,908,675	5,909	2,403,706	1,045,172	3,454,787
Net loss	—	—	—	(572,398)	(572,398)

BALANCE, December 31, 2001	5,908,675	$5,909	$2,403,706	$472,774	$2,882,389

See the accompanying notes to these consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

NOTE  1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization — OptimumCare Corporation (the “Company”) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs which in turn pay the Company a contracted management fee. The Company’s programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

     The accompanying financial statements include the accounts of the Company and its majority owned subsidiary, Optimum CareSource, LLC. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents — For purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2001 and 2000, there were no cash equivalents.

     Furniture and Equipment — Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets which range from three (3) to five (5) years.

     Software — Computer software costs at December 31, 2000 related to the creation of an on-demand therapy website which were acquired for internal use and were stated at the direct cost of materials and services consumed from one vendor. During the year ended December 31, 2001, the Company decided not to pursue the line of business associated with this software and expensed previously capitalized amounts.

     Revenue Recognition — Revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers.

     Earnings Per Share — The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Statement No. 128, “Earnings Per Share”. Statement 128 excludes any dilutive effects of options, warrants and convertible securities in basic earnings (loss) per share.

NOTE  1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes — The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

     Fair Value of Financial Instruments — The Company’s financial instruments consist principally of cash, accounts and note receivable, and current liabilities. The Company believes all of the financial instruments recorded values approximate fair values.

     Professional Liability Insurance — OptimumCare maintains an occurrence based professional liability insurance coverage of up to $1,000,000 per occurrence, $5,000,000 annual aggregate.

     Risks and Uncertainties — The Company contracts with hospitals which are primarily reimbursed by Medicare and Medicaid for the majority of the Company’s programs. Laws and regulations governing Medicare and Medicaid reimbursement programs are complex and subject to interpretation. The Company is indirectly affected by such laws and regulations governing Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

     The Company’s cash and cash equivalents are deposited with a large financial institution. Though substantially all of these deposits may not be covered by federal insurance programs, the Company believes the institution to be financially sound

     The Company’s policy generally does not require collateral to cover credit risk.

     Reclassifications — Certain amounts for prior periods have been reclassified to conform with current year presentation.

NOTE 2 — RELATED PARTY TRANSACTIONS

     During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,070. The note accrued interest at the current prime rate and provided for a bi-monthly payment plan. During 2000, principal payments totaling $95,434 were received by the Company. During February 2001 principal payments of $71,500 were received by the Company.

     On January 31, 2002 the Company’s Board of Directors approved a payment to the officer to settle the note, accrued interest and short term advances receivable balances at December 31, 2001. During February 2002, payments of $364,833 were received by the Company.

NOTE 3 — LINE OF CREDIT

     The Company had a line of credit with a bank which allowed the Company to borrow up to seventy-five percent (75%) of certain qualified receivables with a maximum indebtedness of $1,500,000. The interest rate was based on the Wall Street Journal prime plus .50%. The weighted average interest rate was 7.94% and 9.67% in the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, $900,888 was available for future draws under the line of credit agreement, and no amounts were outstanding. Effective January 8, 2002, the line of credit was renegotiated with another lender. The line matures on January 31, 2003 and is collateralized by substantially all of the Company’s assets.

NOTE 4 — EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all employees having completed one (1) year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to fifteen percent (15%) of their salary through payroll deductions. Effective January 1, 1999, the Company adopted a 401(k) Safe Harbor Plan. The Plan provided for immediate vesting of employee contributions. The Company matched one hundred percent (100%) of the first three percent (3%), and fifty percent (50%) of employee contributions from three percent (3%) to five percent (5%) to the Plan through payroll deductions. Effective January 1, 2001, the Company amended the Plan to provide for a non-elective contribution of 3% of compensation to all eligible participants and an employer discretionary contribution of 1% of compensation to all eligible non-officer employee participants. The Company provides for a match of funds for all officers who are eligible participants up to a maximum salary deferral up to $35,000. Expenses associated with employer contributions were $167,504, $89,694 and $98,018, for 2001, 2000 and 1999, respectively.

NOTE 5 — FURNITURE AND EQUIPMENT

     Major classifications of furniture and equipment are as follows:

	December 31,

	2001	2000

Furniture and fixtures	$49,715	$55,776
Machinery and equipment	113,984	141,947
Automobile	13,000	13,000
Trademark	2,075	2,075

	178,774	212,798
Less: accumulated depreciation	(160,017)	(178,416)

	$18,757	$34,382

NOTE  6 — LEASE COMMITMENTS

     The Company leases four (4) office facilities under lease agreements. One agreement is on a month-to-month basis. The remaining agreements expire June 30, 2002, October 31, 2002 and November 30, 2006, respectively. The Company also leased space under two (2) separate lease agreements for the operation of two (2) of its outpatient partial hospitalization psychiatric program sites. One agreement is between the lessor and the community mental health center (CMHC). However, the Company was obligated to pay the lease costs for the program under its contract with the facility which initially expired December 6, 2010. The Company has terminated their contract with the CMHC effective March 8, 2002. The remaining agreement expires August 14, 2002. Aggregate future minimum lease payments under remaining noncancelable leases with terms in excess of one (1) year are as follows:

Years Ending December 31,	Amount

2002	$41,307
2003	42,546
2004	43,823
2005	45,137
2006	42,511

$215,324

     The Company had a sublease with one of its host hospitals. Sublease rental income was $11,571, $65,685 and $67,244 for the years ended December 31, 2001, 2000 and 1999, respectively. The sublease expired on February 28, 2001. Rent expense was $229,959, $361,197 and $388,601 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

     Stock Option Plans — The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

     In July 1987, the Company adopted a stock option plan (the “1987 Plan”) including incentive stock options and nonqualified stock options. A maximum of 455,000 shares of the Company’s common stock was reserved for issuance under the 1987 Plan. Under the 1987 Plan, incentive stock options were granted at an exercise price not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders) and, nonqualified stock options were granted at an exercise price not less than eighty-five percent (85%) of the fair market value on the date of grant. Options were granted for terms up to ten (10) years (five years for greater than 10% stockholders). No options have been granted after July 1997, but options granted before such date may still be exercisable after such date.

     In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the “1994 Plan”) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company’s common stock has been reserved for issuance under the 1994 Plan. Incentive stock options may be granted at an exercise price which is not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders) and, nonqualified stock options may be granted at an exercise price which is no less than eighty-five percent (85%) of the fair market value on the date of grant. Options may be granted for terms up to ten (10) years (five years for greater than 10% stockholders).

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

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)

     A summary of stock option activity during 2001, 2000 and 1999 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
	Various	Exercise	1987	Exercise	1994	Exercise
	Non-Plan	Price	Plan	Price	Plan	Price

Outstanding, December 31, 1998	931,000	$1.11	100,000	$1.08	175,000	$.54
Granted	1,433,000	.66	—	—	—	—
Exercised	—	—	—	—	(50,000)	.6375
Canceled	(48,000)	1.51	—	—	(50,000)	.6375

Outstanding, December 31, 1999	2,316,000	.82	100,000	1.08	75,000	$.83
Granted	325,000	.67	—	—	—	—
Exercised	—	—	—	—	(25,000)	.6375
Canceled	—	—	—	—	(50,000)	.92

Outstanding, December 31, 2000	2,641,000	.80	100,000	1.08	—	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(500,000)	(1.15)	(100,000)	(1.08)	—	—

Outstanding, December 31, 2001	2,141,000	$.72	—	$—	—	$—

	Options Outstanding and Exercisable

	Number	Weighted-
	Outstanding	Average	Weighted-
Range of	and Exercisable	Remaining	Average
Exercise Price	At 12/31/01	Contractual Life	Exercise Price

$.92	33,000	0.5 years	$.92
1.00	350,000	1.5 years	1.00
.62 to .90	1,433,000	2.5 years	.66
.67	325,000	3.5 years	.67

$.62 to 1.00	2,141,000	2.5 years	$.72

     A total of 2,141,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 2001. A total of 150,000 options were available for future grant at December 31, 2001 under existing stock option plans.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. No options were granted during 2001. The fair value for options granted in the previous two years were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 5.75% and 6.20%; a dividend yield of 0%; a volatility factor of the expected market price of the Company’s common stock of .433 and .398 for 2000 and 1999, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because of the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years Ended December 31,

	2001	2000	1999

Net (loss)/income
As reported	$(572,398)	$391,686	$365,798
Pro forma	$(576,808)	$296,526	$134,719
(Loss)/earnings per share
Basic as reported	$(.10)	$.07	$.06
Diluted as reported	$(.10)	$.06	$.06
Basic pro forma	$(.10)	$.05	$.02
Diluted pro forma	$(.10)	$.05	$.02

	Years Ended December 31,

	2001	2000	1999

Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$.67	$.65
Options whose exercise price is more than the market price of the stock on the grant date	$—	$—	$.64
Weighted average fair value of:
Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$.26	$.29
Options whose exercise price is more than the market price of the stock on the grant date	$—	$—	$.27

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)

     (Loss)/Earnings Per Share — The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	Years Ended December 31,

	2001	2000	1999

Numerator: net (loss)/income	$(572,398)	$391,686	$365,798

Denominator:
Denominator for basic (loss)/earnings per share — weighted-average shares outstanding	5,908,675	5,907,511	5,910,939
Dilutive employee stock options	109,648	256,629	117,557

Denominator for diluted (loss)/earnings per share	6,018,323	6,164,140	6,028,496

Basic (loss)/earnings per share	$(.10)	$.07	$.06

Diluted (loss)/earnings per share	$(.10)	$.06	$.06

NOTE 8 — INCOME TAXES

     A reconciliation of the (benefit) provision for income taxes using the federal statutory rate to the book (benefit) provision for income taxes follows:

	Years Ended December 31,

	2001	2000	1999

Statutory federal (benefit) provision for income taxes	$(316,809)	$221,000	$222,000
Increase (decrease) in taxes resulting from:
Permanent differences and other	(13,529)	2,644	7,614
State tax, net of federal benefit	(29,055)	36,652	57,700

	$(359,393)	$260,296	$287,314

     Significant components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$(320,868)	$191,523	$191,180
State	—	50,911	45,682

Total current	(320,868)	242,434	236,862

Deferred:
Federal	5,497	14,111	40,362
State	(44,022)	3,751	10,090

Total deferred	(38,525)	17,862	50,452

	$(359,393)	$260,296	$287,314

NOTE 8 — INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 2001 and 2000 consist of the following:

	December 31,

	2001	2000

Net operating loss carryback	$47,384	$—
Accruals not currently deductible for tax purposes	23,347	17,504
Depreciation and amortization not currently deductible for tax purposes	111	9,864
State taxes	272	5,222

Total deferred tax assets	71,114	32,590
Less valuation allowance	—	—

Net deferred tax asset	$71,114	$32,590

NOTE 9 — MAJOR CUSTOMERS

     The following table summarizes the amount of revenue for each major customer:

	Years Ended December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

(1) Hospital 1	$1,601,520	23.2%	$1,740,000	21.7%	$1,860,585	17.6%
(2) Hospital 2	703,330	10.2%	843,663	10.5%	1,066,709	10.1%
(3) Hospital 3	3,095,724	44.8%	2,972,555	37.1%	5,136,268	48.7%
(4) Hospital 4	824,400	11.9%	696,000	8.7%	648,000	6.1%
(5) Hospital 5	174,000	2.5%	1,224,066	15.3%	1,177,623	11.2%

     In addition, these hospitals accounted for approximately $1,201,184, $789,603 and $2,527,425 of accounts receivable at December 31, 2001, 2000 and 1999, respectively.

(1)	Composed of two contracts. Inpatient contract expires November 2002, automatically extended for successive one-year periods, unless terminated with 120-day notice. Partial hospitalization contract expires October 2002, automatically extended for successive one-year periods, unless terminated with 90-day notice.

(2)	Contracts terminated October 2001.

(3)	Contracts expire December 31, 2002. Hospital has indicated it desires early termination by October 1, 2002.

(4)	Contract expired December 31, 2001. Currently operated on a month-to-month basis and in re-negotiation phase.

(5)	Contract expired February 1001.

NOTE 9 — MAJOR CUSTOMERS (CONTINUED)

     The Company is continuing to make efforts to expand the number of its operational programs. The Company currently has proposals outstanding to expand the inpatient program at one location it currently serves and to take over the management of an inpatient and partial hospitalization program for a new host hospital. However, the Company does recognize that is has a dependence on a relatively small customer base, presently consisting of three hospitals, one of which has indicated that is desires early termination of its existing two contracts which expire December 31, 2002. The Company has a significant amount of variable expenses associated with the production of its revenues. However, some fixed costs do exist. To that end, the loss of certain of its customers could have a significant adverse effect on the Company’s operations.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.5.
3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.1	Lease between the Company and Laguna Niguel Office Center dated June 23, 1988 which supersedes lease dated December 15, 1986, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.1.

10.34	Agreement between Huntington Intercommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.73	Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.77	Operating Agreement for Optimum Care Source, LLC incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.77.

10.78	Master Joint Venture Agreement between Professional CareSource, Inc. and the Company dated April 19, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.78.

10.82	Registration Agreement between Professional CareSource, Inc. and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.82.

10.83	Non-qualified stock option Agreement between Joseph H. Dadourian and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.83.

10.84	Non-qualified stock option Agreement between Teri L. Jolin and the Company dated April 24, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.84.

10.85	Non-qualified stock option Agreement between Margaret M. Minnick and the Company dated April 24, 1996 incorporated by reference from March 1996 Form 10-Q Exhibit 10.85.

EXHIBIT INDEX

Exhibit No.	Description
10.86	Agreement between Friendship Community Mental Health Center and the Company dated April 25, 1996 incorporated by reference from March 31, 1996 Form 10-Q Exhibit 10.86.

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.95	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.96	Lease Agreement between the Company and The Ribeiro Corporation dated June 23, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.101	First Lease Extension Agreement between the Company and Whittier Narrows Business Park and the Company dated September 11, 1997 which supersedes lease dated January 10, 1994, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.102	Lease Extension Agreement between the Company and 757 Pacific Avenue Partnership dated September 19, 1997 which supersedes lease dated July 3, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1997. (Expired)

10.105	Agreement between Friendship Community Mental Health Center and the Company dated June 25, 1997 which supersedes the Agreement dated April 25, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.106	Lease Agreement between the Company and Laguna Niguel Office Center dated May 14, 1998 which supersedes lease dated June 23, 1988, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.107	Change in terms Agreement between the Company and Southern California Bank dated May 27, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.108	Lease Agreement between Whittier Narrows Business Park and the Company dated July 28, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Expired)

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.110	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between the Company and Catholic Healthcare West Southern California dated September 15, 1998 which supersedes Agreement dated June 1, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1998.

EXHIBIT INDEX

Exhibit No.	Description

10.111	Agreement between Citrus Valley Medical Center and the Company dated September 18, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Terminated)

10.112	Sublease Agreement between Citrus Valley Medical Center and the Company dated September 23, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998. (Terminated)

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.114	Amendment to the Agreement dated June 25, 1997 between Friendship Community Mental Health Center and the Company dated November 12, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.115	Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.121	Psychiatric Partial Hospitalization Management Agreement between the Company and Rhema Behavioral Health Center dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999. (Terminated)

EXHIBIT INDEX

Exhibit No.	Description
10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.123	Mental health inpatient and outpatient hospitalization services agreements between the Company and San Fernando Community Hospital d/b/a Mission Community Hospital dated December 31, 1999, which supercedes the agreements dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1999.

10.124	Inpatient and Outpatient Psychiatric Unit Management Services Agreement between Company and Catholic Healthcare West Southern California effective September 1, 1999 which supercedes Agreement dated September 15, 1998, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000. (Terminated)

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.126	Loan agreement between the company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.131	Agreement between the Company and Friendship Community Mental Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.134	Loan Agreement between the Company and U.S. Bank dated June 4, 2001 which supersedes the agreement dated July 14, 2000, incorporated by reference from Form 10Q for the quarter ended September 30, 2001 (superseded).

EXHIBIT INDEX

Exhibit No.	Description

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998.

10.138	Loan agreement between the Company and Merrill Lynch dated January 8, 2002.

23	Consent of Independent Auditors.