Form 10-Q
period 2002-03-31
OPTIMUMCARE CORP /DE/
filed 2002-05-13
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002

Commission File Number 0-17401

OPTIMUMCARE CORPORATION

(Exact name of registrant specified in its charter)

Delaware	33-0218003

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30011 Ivy Glenn Drive, Ste 219 Laguna Niguel, CA	92677

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
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May __, 2002.

Class	Number of Shares Outstanding
Common Stock, $.001 par value	5,908,675

INDEX

OPTIMUMCARE CORPORATION

May 8, 2002

Independent Accountants’ Review Report

To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiary as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

     A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/	Lesley, Thomas, Schwarz & Postma, Inc. A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2002	2001
	(UNAUDITED)

ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$1,000,789	$1,646,891
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT MARCH 31, 2002 AND DECEMBER 31, 2001	1,149,946	1,217,353
ADVANCES DUE FROM OFFICER	42,267	144,596
NOTE RECEIVABLE FROM OFFICER	0	225,136
PREPAID EXPENSES	114,677	127,913
PREPAID INCOME TAXES	648,794	582,430
DEFERRED TAX ASSET	80,951	71,114

TOTAL CURRENT ASSETS	3,037,424	4,015,433
FURNITURE AND EQUIPMENT, LESS ACCUMULATED AND $160,017 AT DECEMBER 31, 2001	28,735	18,757
OTHER ASSETS	16,010	19,760

TOTAL ASSETS	$3,082,169	$4,053,950

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$163,976	$206,046
ACCRUED VACATION	55,462	54,499
ACCRUED EXPENSES	106,493	211,016
ACCRUED PAYMENT TO OFFICER	0	700,000

TOTAL CURRENT LIABILITIES	325,931	1,171,561

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED, AND OUTSTANDING AT MARCH 31, 2002 AND DECEMBER 31, 2001
COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 2002, AND DECEMBER 31, 2001	5,909	5,909
PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS	346,623	472,774

TOTAL STOCKHOLDERS’ EQUITY	$2,756,238	$2,882,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,082,169	$4,053,950

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH	MARCH
	2002	2001

REVENUES	$1,388,858	$2,061,890
INTEREST INCOME	7,646	27,693

	1,396,504	2,089,583

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED	1,250,462	1,403,958
GENERAL AND ADMINISTRATIVE	348,324	385,940
INTEREST	70	71

TOTAL OPERATING EXPENSES	1,598,856	1,789,969

(LOSS) INCOME BEFORE INCOME TAXES	(202,352)	299,614
INCOME TAX (BENEFIT) EXPENSE	(76,201)	124,068

NET (LOSS) INCOME	$(126,151)	$175,546

BASIC (LOSS) EARNINGS PER SHARE	$(0.02)	$0.03

DILUTED (LOSS) EARNINGS PER SHARE	$(0.02)	$0.03

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDING

	MARCH 31	MARCH 31
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(126,151)	$175,546
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation & amortization	2,952	5,141
Deferred taxes	(9,837)	2,470
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	67,407	(932,819)
Decrease/(Increase) in advances due from officer	102,329	(48,782)
Decrease/(Increase) in prepaid expenses	13,236	(1,201)
(Increase) in prepaid income taxes	(66,364)	0
Decrease in other assets	3,750	0
(Decrease)/Increase in accounts payable	(42,070)	20,703
Increase in accrued vacation	963	4,000
(Decrease)/Increase in accrued expenses	(104,523)	13,627
(Decrease) in accrued payment to officer	(700,000)	0

CASH AND CASH EQUIVALENTS (USED) BY OPERATING ACTIVITIES	(858,308)	(761,315)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of other assets	(12,930)	0
Purchase of software	0	(95,000)
Payments on note receivable from officer	225,136	71,500

CASH AND CASH EQUIVALENTS (USED) BY INVESTING ACTIVITIES	212,206	(23,500)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	0

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(646,102)	(784,815)
Cash and cash equivalents at beginning of period	1,646,891	2,187,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,000,789	$1,402,507

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2002

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiary, OptimumCare Source LLC. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

NOTE B — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	MARCH 31,	MARCH 31,
	2002	2001

Numerator	$(126,151)	$175,546
Denominator:
Denominator for basic earnings per share - weighted-average shares	5,908,675	5,908,675
Dilutive employee stock options	0	269,766
Denominator for diluted earnings per share	5,908,675	6,178,441
Basic earnings per share	$(.02)	$.03
Diluted earnings per share	$(.02)	$.03

NOTE C — SUBSEQUENT EVENT

On April 23, 2002 the Company received an early termination fee of $300,000 from one Hospital which hosted two programs. The contracts were originally scheduled to expire December 31, 2002. The Company will continue to manage the programs through April 30, 2002. The Hospital has indicated that their desire for early termination was due to new rules adopted by the Centers for Medicare and Medicaid Services (CMS) which they believe would hinder their ability to bill for medicare services under the existing contracts with the Company. A short term consulting contract with the Hospital for utilization review services is currently being negotiated.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe harbor statements under the Private Securities Litigation Reform Act of 1995

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements which are forward-looking in time and involve risks and uncertainties, including the risks associated with plans, the effects of changing economic and competitive conditions, government regulation which may affect facilities, licensing, healthcare reform which may affect payment amounts and timing, availability of sufficient working capital, Program development efforts and timing and market acceptance of new Programs which may affect future sales growth and/or costs of operations.

Material Changes in Financial Condition

At March 31, 2002 and December 31, 2001, the Company’s working capital was $2,711,493 and $2,843,872, respectively. The decrease in working capital for the period is primarily due to the net operating loss for the period. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s business, the inability to collect any of the accounts receivable could materially and adversely affect the Company’s liquidity. The Company evaluates the collectibility of its receivables on a case by case basis. Accounts receivable at March 31, 2002 has remained relatively stable in amount and aging to those which existed at December 31, 2001. At March 31, 2002, all accounts receivable are ninety days outstanding or less. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at March 31, 2002.

Cash flows from operations were ($858,308) and ($761,315) for the period ended March 31, 2002 and 2001, respectively. Cash used during the three months ended March 31, 2002 was primarily due to the payment of amounts accrued at December 31, 2001. The remainder of the cash used occurred from the net operating loss during the period.

Cash flows from investing activities were $212,206 and ($23,500) for the periods ended March 31, 2002 and 2001, respectively. Cash provided during the three months ended March 31, 2002 arose from the payment of a note receivable from one officer.

No cash flows with respect to financing activities occurred during the three month period ending March 31, 2002. The Company has a line of credit which expires January 31, 2003. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 80% of certain qualified accounts receivable. As of May 8, 2002 approximately $904,425 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company’s principal sources of liquidity for the fiscal year 2002 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs.

Material Changes in Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

The Company operated six (6) programs during the three months ended March 31, 2002 and nine (9) programs during the three months ended March 31, 2001. Net revenues were $1,388,858 and $2,089,583 for the three months ended March 31, 2002 and 2001, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. In addition, one program which operated during the quarter ended March 31, 2002 generated no revenues for the Company during this period. The Company terminated the contract for this program effective March 8, 2002 due to a reduction in the Community Mental Health Center’s (CMHC) interim reimbursement rate which prevented the CMHC’s ability to pay management fees they originally contracted for.

Cost of services provided were $1,250,462 and $1,403,958 for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of services provided among periods is primarily due to the decrease in the number of operating programs among quarters. This was partially offset by an increase in costs at one program due to census increase. This program was terminated March 8, 2002, due to collection problems discussed above.

Selling, general and administrative expenses were $348,324 and $385,940 for the three months ended March 31, 2002 and March 31, 2001, respectively. The decrease among periods is primarily due to lower executive wages based on profit orientated bonus programs.

The Company’s income taxes have decreased for the three months ending March 31, 2002 over the three months ended March 31, 2001 due to the net operating loss generated during the period.

Net loss was ($126,151) and net income was $175,546 for the three months ending March 31, 2002 and 2001. A net loss occurred due to a decrease in revenues partially offset by a decrease in cost of services provided and the income tax benefits associated with the net operating loss.

The Company is continuing to make efforts to expand the number of its operational programs. The Company currently has a proposal outstanding to expand the inpatient program at one location it currently serves and has contracted with a consulting firm managed by one of the Company’s directors to launch an aggressive marketing program. However new rules adopted by the Centers for Medicare and Medicaid Services (CMS) are now requiring that facilities obtain “provider based status” before a provider can bill Medicare for services rendered at the facility. The application of these rules are uncertain at this time, but the Company anticipates that changes will occur in the nature of its traditional contract structure which will cause revenues per contract to decline. One Hospital which hosts two programs has terminated its contracts with the Company effective April 30, 2002. The two contracts were scheduled to expire December 31, 2002. A short term consulting contract with the Hospital for utilization review services is currently being negotiated. In addition, the Company has been in discussions with one Hospital, which hosts one program to modify its current arrangement with the Company causing both revenues and costs associated with managing this program to decline.

Concurrent with its strategy for expanding its contract business, the Company is in the process of developing a home health division and acquiring strategic business with complimentary health care services. Consultants have been retained to assist the Company in this endeavor. Revenues from the home health division are expected to be generated by the third quarter of 2002.

The Company has a dependence on a small customer base, presently consisting of two hospitals. However, the Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of customers has a significant adverse effect on the Company’s profit margin. The Company expects to break even on its core business operations for the remainder of 2002. In addition, the $300,000 early termination fee received during April, 2002 from one Hospital should help to offset new expenses associated with developing programs, divisions and acquisitions, the aggregate costs of which are unknown at this time.

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The March 31, 2002 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Immaterial.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

     Not applicable.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5 OTHER INFORMATION

     Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 10.139 Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002.

     Exhibit 15: Accountants’ Acknowledgement

     (b)  Reports on Form 8-K

     On January 23, 2002, the Company filed a Form 8-K and issued a press release reporting that it would take write-offs to 2001 operating results in the amount of $1,090,000. The write-offs consisted of $380,000 previously capitalized as software as a result of the Company’s decision not to pursue the development of an online therapy website and $710,000 as a reversal of management fees previously recognized as a result of the decision of the Health Care Financial Administration to reduce the reimbursement rate paid to a community mental health center which affects the center’s ability to pay the Company management fees at the contracted rate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: May 8, 2002	By:	/s/ Edward A. Johnson

Edward A. Johnson Chairman of the Board & Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.139	Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002.

Exhibit 15	Accountant’s Acknowledgement.