Form 10-Q
period 2002-06-30
OPTIMUMCARE CORP /DE/
filed 2002-07-23
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002

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

Yes   [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July___, 2002.

Class	Number of Shares Outstanding

Common Stock, $.001 par value	5,908,675

Independent Accountants’ Review Report
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
EXHIBIT 10.140
EXHIBIT 10.141
EXHIBIT 15

INDEX

OPTIMUMCARE CORPORATION

PART I FINANCIAL INFORMATION

July 22, 2002

Independent Accountants’ Review Report

To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

/s/ Lesley, Thomas, Schwarz & Postma, Inc. A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$2,148,615	$1,646,891
SHORT-TERM INVESTMENTS	103,214	0
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT JUNE 30, 2002 AND DECEMBER 31, 2001	543,774	1,217,353
ADVANCES DUE FROM OFFICER	1,136	144,596
NOTE RECEIVABLE FROM OFFICER	0	225,136
PREPAID EXPENSES	71,423	127,913
PREPAID INCOME TAXES	45,175	582,430
DEFERRED TAX ASSET	73,287	71,114

TOTAL CURRENT ASSETS	2,986,624	4,015,433
FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $123,523 AT JUNE 30, 2002 AND $160,017 AT DECEMBER 31, 2001	31,059	18,757
OTHER ASSETS	15,594	19,760

TOTAL ASSETS	$3,033,277	$4,053,950

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$76,003	$206,046
ACCRUED VACATION	51,422	54,499
ACCRUED EXPENSES	66,232	211,016
ACCRUED PAYMENT TO OFFICER	0	700,000

TOTAL CURRENT LIABILITIES	193,657	1,171,561

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED, AND OUTSTANDING AT JUNE 30, 2002 AND DECEMBER 31, 2001
COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 2002, AND DECEMBER 31, 2001	5,909	5,909
PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS	430,005	472,774

TOTAL STOCKHOLDERS’ EQUITY	$2,839,620	$2,882,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,033,277	$4,053,950

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2002	2001	2002	2001

REVENUES	$1,247,750	$1,892,694	$2,636,608	$3,954,584
INTEREST INCOME	7,845	17,911	15,491	45,604

	1,255,595	1,910,605	2,652,099	4,000,188

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED	713,089	1,310,518	1,963,551	2,714,476
GENERAL AND ADMINISTRATIVE	399,023	350,759	747,347	736,699
INTEREST	0	150	70	221

TOTAL OPERATING EXPENSES	1,112,112	1,661,427	2,710,968	3,451,396

INCOME (LOSS) BEFORE INCOME TAXES	143,483	249,178	(58,869)	548,792
INCOME TAX EXPENSE (BENEFIT)	60,101	59,724	(16,100)	183,792

NET INCOME (LOSS)	$83,382	$189,454	$(42,769)	$365,000

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$0.03	$(0.01)	$0.06

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.03	$(0.01)	$0.06

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDING

	JUNE 30	JUNE 30
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(42,769)	$365,000
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation & amortization	5,815	9,485
Deferred taxes	(2,173)	(12,700)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	673,579	(727,669)
Decrease/(Increase) in advances due from officer	143,460	(88,460)
Decrease in prepaid expenses	56,490	30,978
Decrease in prepaid income taxes	537,255	0
Decrease in other assets	4,166	7,892
(Decrease) in accounts payable	(130,043)	(44,305)
(Decrease)/Increase in accrued vacation	(3,077)	17,333
(Decrease) in accrued expenses	(144,784)	(21,000)
(Decrease) in accrued payment to officer	(700,000)	0

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY OPERATING ACTIVITIES	397,919	(463,446)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of short-term investments	(103,214)	0
Purchase of other assets	(12,930)	0
Purchase of office furniture & computer equipment	(5,187)	(95,000)
Payments on note receivable from officer	225,136	71,500

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY INVESTING ACTIVITIES	103,805	(23,500)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	0

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	501,724	(486,946)
Cash and cash equivalents at beginning of period	1,646,891	2,187,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,148,615	$1,700,376

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2002

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

NOTE B — SHORT-TERM INVESTMENTS

Included in short-term investments are federal home loan bank bonds with an aggregate principal amount of $100,000 and $0 at June 30, 2002 and December 31, 2001 respectively. The bonds bear interest ranging from 2.375% to 5.755% and have maturity dates during June, 2003.

The Company believes that the carrying amount of these bonds approximate their fair value at June 30, 2002 because of the short maturity of these instruments.

NOTE C — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator	$83,382	$189,454	$(42,769)	$365,000
Denominator:
Denominator for basic earnings per share - weighted-average shares	5,908,675	5,908,675	5,908,675	5,908,675
Dilutive employee stock options	135,076	154,872	67,538	154,872
Denominator for diluted earnings per share	6,043,751	6,063,547	5,976,213	6,063,547
Basic earnings per share	$.01	$.03	$(.01)	$.06
Diluted earnings per share	$.01	$.03	$(.01)	$.06

NOTE D — - NEW BUSINESS

Effective June 16, 2002, the Company entered into a marketing and management agreement for a psychiatric inpatient and partial hospitalization program at La Palma Intercommunity Hospital in La Palma, California.

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

Material Changes in Financial Condition

At June 30, 2002 and December 31, 2001, the Company’s working capital was $2,792,967 and $2,843,872, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s business, the inability to collect any of the accounts receivable could materially and adversely affect the Company’s liquidity. The Company evaluates the collectibility of its receivables on a case by case basis. Accounts receivable at June 30, 2002 has decreased from those which existed at December 31, 2001. This is primarily due to the collection of receivables from two contracts with one hospital that were terminated April 30, 2002. At June 30, 2002, all accounts receivable are ninety days outstanding or less. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at June 30, 2002.

Cash flows from operations were $397,919 and $(463,446) for the periods ended June 30, 2002 and 2001, respectively. Cash flows during the six months ended June 30, 2002 were primarily due to collections of accounts receivable and prepaid income taxes, partially offset by payments of amounts accrued at December 31, 2001.

Cash flows from investing activities were $103,805 and ($23,500) for the periods ended June 30, 2002 and 2001, respectively. Cash provided during the six months ended June 30, 2002 primarily arose from the payment of a note receivable from one officer which was partially offset by the purchase of short-term federal home loan bank bonds.

No cash flows with respect to financing activities occurred during the six month period ending June 30, 2002 and 2001. The Company has a line of credit which expires January 31, 2003. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 80% of certain qualified accounts receivable. As of July 16, 2002, approximately $418,000 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company’s principal sources of liquidity for the fiscal year 2002 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs.

Material Changes in Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

The Company operated six (6) programs during the three months ended June 30, 2002 and eight (8) programs during the three months ended June 30, 2001. Of the six programs operated during the three months ended June 30, 2002, two programs were terminated April 30, 2002 and one program began June 16, 2002. Net revenues were $1,247,750 and $1,892,694 for the three months ended June 30, 2002 and 2001, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number and duration of operating programs, offset by a $300,000 early termination fee received from one hospital during April, 2002.

Cost of services provided were $713,089 and $1,310,518 for the three months ended June 30, 2002 and 2001, respectively. The decrease in cost of services provided among periods is due to the decrease in the number of programs, the majority of which related to those programs closed during April, 2002.

Selling, general and administrative expenses were $399,023 and $350,759 for the three months ended June 30, 2002 and June 30, 2001, respectively. The increase in costs is primarily due to fees paid to business development consultants assisting the Company in its expansion and acquisition endeavors.

The Company’s income taxes for the three months ending June 30, 2002 have remained relatively stable with those estimated for the three months ended June 30, 2001.

Net income was $83,382 and $189,454 for the three months ending June 30, 2002 and 2001. Lower net income occurred from a decrease in operating programs offset by an early termination fee received from one hospital during April, 2002.

The Company is continuing to make efforts to expand the number of its operational programs. The Company currently has a proposal outstanding to expand the inpatient program at one location it currently serves and has contracted with a consulting firm managed by one of the Company’s directors to launch an aggressive marketing program. However new rules adopted by the Centers for Medicare and Medicaid Services (CMS) are now requiring that facilities obtain “provider based status” before a provider can bill Medicare for services rendered at the facility. The application of these rules are uncertain at this time, but the Company anticipates that changes will occur in the nature of its traditional contract structure which will cause revenues per contract to decline. One hospital which hosted two programs terminated its contracts with the Company effective April 30, 2002. The two contracts were scheduled to expire December 31, 2002. A month to month consulting agreement with the hospital for utilization review services currently exists. In addition, the Company has been in discussions with another hospital, which currently hosts one program to modify its arrangement with the Company causing both revenues and costs associated with managing this program to decline.

Concurrent with its strategy for expanding its contract business, the Company is in the process of developing a home health division and acquiring strategic businesses with complimentary health care services. Revenues from the home health division are expected to be generated by the end of 2002. The Company recently signed a letter of intent to acquire a medical staffing company.

The Company has a dependence on a small customer base, presently consisting of four hospitals. However, the Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of customers has a significant adverse effect on the Company’s profit margin. The Company expects a small loss on its core business operations and the development of the home health agency for the remainder of 2002. However, the acquisition of the medical staffing company is anticipated to increase revenues and profits which should help to offset new expenses associated with developing programs, divisions and acquisitions, the aggregate costs of which are unknown at this time.

Comparison of the Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

The Company had six (6) operational Programs during the six month period ended June 30, 2002 and nine (9) operational programs during the six month period ended June 30, 2001.

Net revenues decreased approximately 34% for the six months ended June 30, 2002 over the comparable six months ended June 30, 2001. The decrease among periods is due to the decrease in the number of programs.

Cost of services provided decreased approximately 28% for the six months ended June 30, 2002 over the comparable six months ended June 30, 2001. The decrease among periods is due to also due to the decrease in the number of programs stated above.

General and administrative expenses have slightly increased for the six months ended June 30, 2002 over the comparable six months ended June 30, 2001. This was primarily due to fees paid to business development consultants assisting the Company in its expansion and acquisition endeavors.

Income taxes have decreased substantially for the six months ended June 30, 2002 over the comparable six months ended June 30, 2001. The decrease among periods is primarily due to the net loss generated by the Company during the current period.

The Company incurred a net loss of $(42,769) for the six months ended June 30, 2002 compared to net income of $365,000 for the six months ended June 30, 2001. The decrease among periods is primarily due to the decrease in profits arising from a smaller number of operating programs.

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The June 30, 2002 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Immaterial.

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Not applicable.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 10.140: Management services agreement between the Company and LaPalma Intercommunity Hospital dated June 16, 2002.

Exhibit 10.141: Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988.

Exhibit 15: Accountants’ Acknowledgment

(B)	Not applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: July 23, 2002	By:	/s/ Edward A. Johnson

Edward A. Johnson Chairman of the Board & Principal Financial Officer

EXHIBIT INDEX

Exhibit 10.140: Management services agreement between the Company and LaPalma Intercommunity Hospital dated June 16, 2002.

Exhibit 10.141: Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988.

Exhibit 15: Accountants’ Acknowledgment