Form 10-Q
period 2002-09-30
OPTIMUMCARE CORP /DE/
filed 2002-11-14
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002

Commission File Number 0-17401

OPTIMUMCARE CORPORATION

(Exact name of registrant specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	33-0218003 (I.R.S. Employer Identification No.)

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

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12 , 2002.

Class Common Stock, $.001 par value	Number of Shares Outstanding 5,908,675

INDEX

OPTIMUMCARE CORPORATION

November 5, 2002

Independent Accountants’ Review Report

To the Board of Directors of OptimumCare Corporation:

         We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

/s/ Lesley, Thomas, Schwarz & Postma, Inc. A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	SEPT 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)

ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$961,075	$1,646,891
MARKETABLE SECURITIES	483,305	0
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT SEPT 30, 2002 AND DECEMBER 31, 2001	747,149	1,217,353
ADVANCES DUE FROM OFFICER	12,954	144,596
NOTE RECEIVABLE FROM OFFICER	0	225,136
PREPAID EXPENSES	51,583	127,913
PREPAID INCOME TAXES	199,956	582,430
DEFERRED TAX ASSET	13,145	71,114

TOTAL CURRENT ASSETS	2,469,167	4,015,433
FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $126,601 AT SEPT 30, 2002 AND $160,017 AT DECEMBER 31, 2001	33,046	18,757
GOODWILL	194,934	0
DEFERRED TAX ASSET	84,287	0
OTHER ASSETS	15,594	19,760

TOTAL ASSETS	$2,797,028	$4,053,950

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$88,173	$206,046
ACCRUED VACATION	38,659	54,499
ACCRUED EXPENSES	126,479	211,016
ACCRUED PAYMENT TO OFFICER	0	700,000

TOTAL CURRENT LIABILITIES	253,311	1,171,561

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED, AND OUTSTANDING AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2002, AND DECEMBER 31, 2001	5,909	5,909
ADDITIONAL PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS	134,102	472,774

TOTAL STOCKHOLDERS’ EQUITY	$2,543,717	$2,882,389

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,797,028	$4,053,950

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT 30, 2002	SEPT 30, 2001	SEPT 30, 2002	SEPT 30, 2001

CONTRACT REVENUES	$756,573	$1,888,994	$3,393,181	$5,843,578
TEMPORARY STAFFING REVENUES	486,170	0	486,170	0
INTEREST INCOME	6,280	16,028	21,771	61,632

	1,249,023	1,905,022	3,901,122	5,905,210

OPERATING EXPENSES:
COSTS OF SERVICES PROVIDED	1,023,966	1,313,048	2,987,517	4,027,524
GENERAL AND ADMINISTRATIVE	699,885	303,685	1,447,232	1,040,384
INTEREST	0	0	70	221

TOTAL OPERATING EXPENSES	1,723,851	1,616,733	4,434,819	5,068,129

INCOME (LOSS) BEFORE INCOME TAXES	(474,828)	288,289	(533,697)	837,081
INCOME TAX EXPENSE (BENEFIT)	(178,926)	92,158	(195,026)	275,950

NET INCOME (LOSS)	$(295,902)	$196,131	$(338,671)	$561,131

BASIC EARNINGS (LOSS) PER SHARE	$(0.05)	$0.03	$(0.06)	$0.09

DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$0.03	$(0.06)	$0.09

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDING
	SEPT 30, 2002	SEPT 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(338,671)	$561,131
Adjustments to reconcile net (loss)/income to net cash (used)/provided by operating activities:
Depreciation & amortization	8,893	13,548
Deferred taxes	(26,318)	(19,158)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	470,204	(1,259,094)
Decrease/(Increase) in advances due from officer	131,642	(78,962)
Decrease in prepaid expenses	76,330	68,051
Decrease in prepaid income taxes	382,474	0
Decrease/(Increase) in other assets	4,166	7,892
(Decrease) in accounts payable	(117,873)	(26,058)
(Decrease)/Increase in accrued vacation	(15,840)	8,443
(Decrease)/Increase in accrued expenses	(84,537)	5,437
(Decrease) in accrued payment to officer	(700,000)	0

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY OPERATING ACTIVITIES	(209,530)	(718,770)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of marketable securities	(483,305)	0
Purchase of other assets	(12,930)	(95,000)
Purchase of office furniture & computer equipment	(5,187)	(1,505)
Payments on note receivable from officer	225,136	71,500
Purchase of new business entity	(200,000)	0

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY INVESTING ACTIVITIES	(476,286)	(25,005)

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	0

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(685,816)	(743,775)
Cash and cash equivalents at beginning of period	1,646,891	2,187,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961,075	$1,443,547

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2002

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

NOTE B — MARKETABLE SECURITIES

Marketable securities consist of federal home loan bank bonds, federal farm credit bonds and U.S. treasury notes with an aggregate principal amount of $475,000 and $0 at September 30, 2002 and December 31, 2001 respectively. The bonds and notes bear interest ranging from 2.150% to 5.755% and have maturity dates ranging through January 2004.

The Company believes that the carrying amount of these bonds approximates their fair value at September 30, 2002.

NOTE C — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator	$(295,902)	$196,131	$(338,671)	$561,131

Denominator:

Denominator for basic earnings per share — weighted-average shares	5,908,675	5,908,675	5,908,675	5,908,675

Dilutive employee stock options		13,953		13,953

Denominator for diluted earnings per share	5,908,675	5,922,628	5,908,675	5,922,628

Basic earnings per share	$(.05)	$.03	$(.06)	$.09

Diluted earnings per share	$(.05)	$.03	$(.06)	$.09

NOTE D — NEW BUSINESS

Effective July 29, 2002, the Company acquired the assets of a health care staffing company, through its wholly owned subsidiary, Associated Staffing Resources, Inc., for cash consideration of $150,000 and an accrued liability of $50,000 payable on August 31, 2003. Goodwill in the amount of $194,934 was recorded as of September 30, 2002. Additional amounts of $25,000, $27,500 and $30,000 are due on August 31, 2003, 2004 and 2005, respectively, contingent upon meeting certain revenue goals. As part of the purchase, the Company entered into a three year employment agreement with the previous owner for a salary of $102,000 for the first year, $107,000 for the second year, and $112,000 for the third year. The employment agreement also stipulates a monthly auto allowance and bonuses based on exceeding certain revenue and net income goals. In addition, the Company issued 100,000 options to purchase common stock for $0.50 per share to the previous owner. The options are subject to vesting at 50,000 per year on the anniversary date of the closing for the next two years and expire in five years.

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

Material Changes in Financial Condition

At September 30, 2002 and December 31, 2001, the Company’s working capital was $2,300,143 and $2,843,872, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s business, the inability to collect any of the accounts receivable could materially and adversely affect the Company’s liquidity. The Company evaluates the collectibility of its receivables on a case by case basis. Accounts receivable at September 30, 2002 has decreased from those which existed at December 31, 2001. This is primarily due to the collection of receivables from two contracts with one hospital that were terminated April 30, 2002. At September 30, 2002, all accounts receivable are ninety days outstanding or less. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at September 30, 2002.

Cash flows from operations were $(209,530) and $(718,770) for the periods ended September 30, 2002 and 2001, respectively. Cash flows during the nine months ended September 30, 2002 were primarily due to collections of accounts receivable and prepaid income taxes, partially offset by payments of amounts accrued at December 31, 2001.

Cash flows from investing activities were $(476,286) and $(25,005) for the periods ended September 30, 2002 and 2001, respectively. Cash used during the nine months ended September 30, 2002 primarily arose from the purchase of short-term federal bonds and U.S. treasury notes which was partially offset by the payment of a note receivable from one officer. In addition, the Company acquired the assets of a health care staffing company for cash consideration of $150,000 and an accrued liability of $50,000 payable on August 31, 2003.

No cash flows with respect to financing activities occurred during the nine month period ending September 30, 2002 and 2001. The Company has a line of credit which expires January 31, 2003. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on 80% of certain qualified accounts receivable. As of September 30, 2002, approximately $586,000 is available for future draws on the line of credit agreement. It is expected that the line of credit will be renewed on similar terms. The Company’s principal sources of liquidity for the fiscal year 2002 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs and from the recently acquired staffing business.

Material Changes in Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

The Company operated five (5) contract programs during the three months ended September 30, 2002 and eight (8) contract programs during the three months ended September 30, 2001. Net revenues were $756,573 and $1,888,994 for the three months ended September 30, 2002 and 2001, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. On July 29, 2002, the Company purchased a health care staffing company whose revenues were $486,170 for the three months ended September 30, 2002.

Cost of services provided were $1,023,966 and $1,313,048 for the three months ended September 30, 2002 and 2001, respectively. The decrease in cost of services provided among periods is due to the decrease in the number of programs offset by increases for the new staffing company acquisition.

Selling, general and administrative expenses were $699,885 and $303,685 for the three months ended September 30, 2002 and September 30, 2001, respectively. The increase in costs was primarily due to fees paid to business development consultants assisting the Company in its expansion and acquisition endeavors and a bonus paid to its Chief Executive Officer due to a miscalculation of his previous bonus.

Income taxes have decreased substantially for the three months ended September 30, 2002 over the comparable three months ended September 30, 2001. The decrease among periods is primarily due to the net loss generated by the Company during the current period.

Net (loss)/income were $(295,902) and $196,131 for the three months ending September 30, 2002 and 2001, respectively. Lower net income occurred from a decrease in operating programs.

The Company is continuing to make efforts to expand the number of its operational programs. However, new rules adopted by the Centers for Medicare and Medicaid Services (CMS) are now requiring that facilities obtain “provider based status” before a provider can bill Medicare for services rendered at the facility. The Company anticipates that the application of these rules will not affect existing programs but may affect efforts to expand with future programs.

Concurrent with its strategy for expanding its contract business, the Company is in the process of developing a home health division and acquiring strategic businesses with complimentary health care services. Revenues from the home health division are expected to be generated by the end of 2002 or in early 2003. The Company acquired a health care staffing company during the three months ended September 30, 2002 and signed letters of intent to acquire two additional health care staffing companies, one of which was acquired on November 7, 2002.

In the Company’s mental health disorder program management business, the Company has a dependence on a small customer base, presently consisting of four hospitals. However, the Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of customers has a significant adverse effect on the Company’s profit margin. The Company expects a loss on its core business operations and the development of the home health agency for the remainder of 2002. However, the acquisition of the health care staffing company is anticipated to increase revenues and profits which should help to offset new expenses associated with developing programs, divisions and acquisitions, the aggregate costs of which are unknown at this time.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

The Company had six (6) operational Programs during the nine month period ended September 30, 2002 and nine (9) operational programs during the nine month period ended September 30, 2001. Of the six programs operated during the three months ended September 30, 2002, two programs were terminated April 30, 2002 and one program began June 16, 2002.

Net revenues decreased approximately 34% for the nine months ended September 30, 2002 over the comparable nine months ended September 30, 2001. The decrease among periods is due to the decrease in the number of programs offset by revenues from a new business entity acquired during the period.

Cost of services provided decreased approximately 26% for the nine months ended September 30, 2002 over the comparable nine months ended September 30, 2001. The decrease among periods is also due to the decrease in the number of programs offset by expenses from the new business acquired during the period as stated above.

General and administrative expenses have slightly increased for the nine months ended September 30, 2002 over the comparable nine months ended September 30, 2001. This was primarily due to fees paid to business development consultants assisting the Company in its expansion and acquisition endeavors and a bonus paid to its Chief Executive Officer due to a miscalculation of his previous bonus.

Income taxes have decreased substantially for the nine months ended September 30, 2002 over the comparable nine months ended September 30, 2001. The decrease among periods is primarily due to the net loss generated by the Company during the current period.

The Company incurred a net loss of $(338,671) for the nine months ended September 30, 2002 compared to net income of $561,131 for the nine months ended September 30, 2001. The decrease among periods is primarily due to the decrease in profits arising from a smaller number of operating programs.

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The September 30, 2002 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Immaterial.

Item 4. Controls and Procedures

On November 5, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 5, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to November 5, 2002.

PART II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

         Not applicable.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 OTHER INFORMATION

On November 7, 2002, the company, through its wholly owned subsidiary Associated Staffing Resources, Inc., acquired certain assets of Social Work Services, Inc., a healthcare staffing company, specializing in social workers. The assets were acquired for a purchase price of $66,678.48 and an earn out of up to an additional $40,007.09. The major assets of the business acquired are contractual relationships with healthcare agencies and social workers which will be matched and managed utilizing computer software previously acquired by the company. The acquisition is expected to add $750,000 in annual revenues to the company’s subsidiary. Associated Staffing Resources, Inc. has entered into a one year employment agreement with Kyle M. Krogh, the principal executive and sole stockholder of Social Work Services, Inc. who will work on the development of the staffing market in Northern California. Pursuant to the employment agreement, Ms. Krogh was granted options to purchase 10,000 shares of the company’s common stock exercisable for $0.50 per share, vesting over a two year period and expiring in 2007.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit 10.145:	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002.

Exhibit 10.146:	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002.

Exhibit 10.147:	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002.

Exhibit 15:	Accountants’ Acknowledgment

Exhibit 99.1:	Press Release dated November 7, 2002

(B)  The Company filed a Current Report on Form 8-K dated July 29, 2002, announcing the acquisition of certain assets of Associated Social Resources, Inc., a healthcare staffing company through a newly formed wholly owned subsidiary, Associated Staffing Resources, Inc. The purchase price was $200,000 and an earn out of up to an additional $82,500. The major assets of the business acquired were its long term contractual relationships with hospitals and social workers which are matched and managed utilizing computer software. The Company also announced that Associated Staffing Resources, Inc. entered into a three year employment agreement with Meryl C. Stern, the principal executive and sole stockholder of Associated Social Resources, Inc. and granted Ms. Stern options to purchase 100,000 shares of the Company’s common stock exercisable for $.50 per share, vesting over a two year period and expiring in 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: November 12, 2002	By:	/s/Edward A. Johnson

Edward A. Johnson Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

CERTIFICATIONS

I, Edward A. Johnson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of OptimumCare Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Edward A. Johnson Edward A. Johnson Chief Executive Officer

CERTIFICATIONS

I, Edward A. Johnson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of OptimumCare Corporation.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Edward A. Johnson Edward A. Johnson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OptimumCare Corporation, (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edward A. Johnson

Edward A. Johnson Chief Executive Officer November 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OptimumCare Corporation, (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edward A. Johnson

Edward A. Johnson Chief Financial Officer November 12, 2002

EXHIBIT INDEX

(A) Exhibit 10.145:	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002.

Exhibit 10.146:	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002.

Exhibit 10.147:	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002.

Exhibit 15:	Accountants’ Acknowledgment

Exhibit 99.1:	Press Release dated November 7, 2002