Form 10-K
period 2002-12-31
OPTIMUMCARE CORP /DE/
filed 2003-03-26
CIK 820474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-17401

OPTIMUMCARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0218003

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30011 Ivy Glenn Drive, Suite 219 Laguna Niguel, California	92677

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 495-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     [   ]   YES    [X]   NO

The aggregate market value of the voting stock held by non-affiliates of the Company on February 3, 2003 (4,293,803 shares of Common Stock) was $837,292 based on the average bid and asked price of the Company’s voting stock on February 3, 2003.*

The number of shares outstanding of each of the Company’s classes of Common Stock, as of February 3, 2003 was 5,908,675 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

* This value is not intended to make any representation as to value or worth of the Company’s shares of Common Stock. The number of shares held by the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

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

Contracts are individually negotiated with each host health care facility and include approximately 20 beds for the Company’s inpatient contract, and 40 to 50 chairs for the Company’s partial hospitalization and outpatient contracts. Generally, the Company and the host health care facility negotiate a management fee based on the scope of services provided by the Company, number of beds, rates charged and reimbursements received by the facility. The Company receives a fixed monthly fee of approximately $62,000 per month for the Company’s inpatient contract, and $79,200 per month for partial hospitalization and outpatient contracts. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. In some cases, reimbursement of direct costs are also received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payor.

The Company also currently has a short-term consulting contract with a hospital which approximates $25,000 per month.

During the second half of 2002, the Company formed a wholly owned subsidiary, Associated Staffing Resources, Inc. (the “Staffing Subsidiary”). On July 29, 2002 the Staffing Subsidiary acquired certain assets of Associated Social Resources, Inc., a healthcare staffing company. The major assets of the business acquired were its long term contractual relationships with hospitals, its employees and its computer software which invoices the hospitals based on time worked by its employees. On November 7, 2002 the Staffing Subsidiary acquired certain assets of another healthcare staffing company, Social Work Services, Inc. The Staffing Subsidiary negotiates contracts with hospitals to provide staffing (primarily social workers and marriage and family counselors) at an hourly rate. The marriage and family counselors and social workers are employees of the Staffing Subsidiary. Revenues from the operations of the Staffing Subsidiary approximate 23% of the Company’s consolidated 2002 revenues. Plans currently exist for additional acquisitions during 2003, which should increase the amount of potential revenues generated by the Staffing Subsidiary.

As of February 3, 2003, the Company had four contracts with three hospitals: one inpatient and one partial hospitalization contract with Huntington InterCommunity Hospital, D/B/A Humana Hospital Huntington Beach, Huntington Beach, California, one partial hospitalization Psych/Outpatient contract with Sherman Oaks Hospital and Health Center, Sherman Oaks, California, and management and marketing contract with La Palma InterCommunity Hospital, La Palma, California.

As of February 3, 2003, the Company’s wholly owned subsidiary, Associated Staffing Resources, Inc. had approximately 60 active hospitals under contract to provide temporary staffing services, located primarily in the Los Angeles, California area.

On March 12, 2003, the Company, through its subsidiary OptimumCare Staffing, Inc., completed the acquisition of the assets of Chicago Care Nurse Staffing, L.L.C., a healthcare staffing company in Orlando, Florida. The major assets of the business acquired are its long term contractual relationships with healthcare facilities and healthcare workers.

(b)  Financial Information About Industry Segments

The Company’s core business is the development, marketing and operation of contract Programs. During the second half of 2002, the Company entered into the temporary medical staffing business. The following tables sets forth selected financial information about industry segments:

FOR THE YEAR ENDING DECEMBER 31, 2002

	Contract Programs	Staffing Services	Corporate	Total

Revenues	$4,129,113	$1,237,167	$26,512	$5,392,792
Net Income (Loss)	$1,098,141	$34,728	($1,565,143)	$(432,274)
Total Assets	$0	$817,855	$1,936,267	$2,754,122

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

OptimumCare’s Partial Hospitalization Programs (“Partial Hospitalization”)

Partial Hospitalization is a treatment approach that provides an alternative to inpatient treatment. It provides a daily program for a maximum of 20 hours per week, prescribed by psychiatrist. It is for voluntary patients with serious behavioral health disorders who require intensive and multi disciplinary treatment, which cannot be provided in a less intensive outpatient setting. As an alternative to inpatient treatment, it provides a more flexible, less costly and less restrictive form of treatment. Treatment consists of group therapy, activity therapy, medication monitoring, and individual therapy related to the specific needs of each client. The Program staff acts as a liaison in assisting the client in accessing resources within the community. The Company estimates that the average length of stay for a patient in a partial hospitalization program is approximately 3 weeks to 3 months.

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

Associated Staffing Resources Inc.’s Temporary Staffing Services

Temporary Staffing Services is a venue for hospitals to procure the expertise of qualified healthcare professionals on a temporary basis without incurring the burden of seeking, training and employing such individuals.

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

Associated Staffing Resources Inc.’s temporary staffing services are staffed with qualified healthcare professionals (primarily marriage and family counselors and social workers). The Staffing Subsidiary does recruit individuals by advertising in certain trade journals. However, most of the employees are referred to the company through other employees and professionals in the healthcare industry. Potential employees are carefully screened based on their prior experience. The Staffing Subsidiary accepts only highly trained candidates since employees need to be able to respond in various environments, in a very independent manner.

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

The following is a list of current contracts:

	TYPE OF	CONTRACT
	PROGRAM	EXPIRATION DATE

CONTRACT #1	INPATIENT START DATE:	NOVEMBER 2003(1)
11/91
CONTRACT #2	PARTIAL START DATE:	OCTOBER 2003(2)
10/92
CONTRACT #3	PARTIAL START DATE:	JUNE 30, 2003
9/95

CONTRACT #4	MANAGEMENT AND MARKETING CONSULTING START DATE:	JUNE 15, 2003 (2)
6/02

(1) Automatically extended for successive one year periods, unless terminated with 120 days notice.

(2) Automatically extended for successive one year periods, unless terminated with 90 days notice.

Staffing Services Operations

The Staffing Subsidiary currently has approximately 60 active hospitals that contract for its services. Contracts specify the rate per hour charged for services commensurate with the level of training of the employee. Contracts are typically for one year and are not mutually exclusive between the hospital and the Staffing Subsidiary. The hospital supervisor engaged by the Staffing Subsidiary approves the hours worked by employees through time sheets, which serve as the source documents for billing the hospital and paying the employee wages. The Staffing Subsidiary has a small administrative staff and utilizes a computer software application to perform these billing and payroll tasks.

Payment for Services

Patients are screened by the host healthcare facility prior to admission. Screening procedures include verification of the existence and extent of insurance coverage.

It is the host health care facility’s responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for services provided at the specified contract rate. Generally, the Company bills the host health care facility within five days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients’ bad debts experienced by the host health care facility.

Regulatory Matters

Many of the hospitals with which the Company contracts have a large number of Medicare and Medicaid patients. It is unknown whether in the future other contracts or programs will be dependent on a disproportionate amount of Medicare/Medicaid patients. However, the Company has negotiated with these hospitals whereby it is paid a flat monthly fee with a hold back for days ultimately denied which exceed a specified threshold. Thus, the Company is not directly dependent on Medicare or Medicaid for payment under its current contracts.

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

All of the programs currently managed by the Company are treated as “provider based” programs by HCFA. This designation is important since partial hospitalization services are covered only when furnished by a “provider,” i.e., a hospital. To the extent the partial hospitalization programs are not located in a site which is deemed by HCFA to be “provider-based,” there would not be Medicare coverage for the services furnished at the site under Medicare’s partial hospitalization benefit. In August, 1996, HCFA published criteria for determining when programs operated in facilities separate from a hospital’s main premises may be deemed to be “provider-based” programs.

During November, 2001, additional changes were made to existing provider-based regulations which require all provider-based entities to receive designation as such by October 1, 2002. In general, entities will be considered provider-based if they are operated under the same license and common ownership and control, under the main provider’s direct day-to-day supervision, clinically and financially integrated with the main provider, held out to the public as part of the main provider, and located near the main provider and serve the same patient population. The Company believes that the programs it currently manages will continue to be treated as “provider- based.”

During August 2000, the Company implemented a prospective payment system for all outpatient hospital services. The amount paid by Medicare is a per diem fee adjusted by a geographic wage index, less a “coinsurance” of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program will in some instances pay these amounts as allowable Medicare bad debts. Interim payments under the prospective payment system are currently being phased in over a three year period. A portion of the per diem fee is actually computed on a cost to charge formula. Aggregate reimbursements to most of the healthcare facilities with which the Company contracts have not materially changed from those previously received prior to the implementation of the prospective payment system.

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

The Company anticipates that additional legislation may be adopted focusing on controlling health care costs and improving access to medical services for persons who are uninsured. Such legislation may also affect the amount that health care providers can charge for services. The Company believes that it is well positioned to respond to these changes and that it is likely that the Company will experience a lesser impact than other companies in the health care industry based on the fact that the Company has already focused its efforts on shortening patient stays and has historically provided a greater percentage of its services to Medicaid patients than have many of its competitors.

Some of the hospitals with which the Staffing Subsidiary contracts are government owned and require various levels of government approval. There is no indication that this issue presents a risk to the Staffing Subsidiary’s ability to seek or obtain these types of contracts.

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

The program director for each PsychProgram at the host health care facility develops a local plan, in conjunction with the program community liaison. The strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company’s overall plan. The host hospital’s administrative and medical staffs are also encouraged to participate in community relations activities.

The Company emphasizes direct contact with psychiatrists, psychologists and other licensed professionals because these individuals motivate potential patients to seek inpatient treatment for their mental health. Licensed Community Care Residential Facilities are also targeted because the residents often require inpatient psychiatric treatment. The Company’s approach emphasizes the care giver at these residential facilities to become involved in one-on-one communication with the professionals who will provide patient referrals. These professionals and care givers are invited to the Company sponsored community relations activities, speaker programs and continuing education seminars.

The Staffing Subsidiary markets its services to hospitals through advertising in various trade journals and publications primarily in the Los Angeles, California area. However, most of the contracted hospitals are referred to the Company by other healthcare professionals.

(iii) Raw Materials

Inapplicable.

(iv) Patents and Trademarks

The Company holds a federal service mark, Registration #1628745, for its trade name “OptimumCare.” The Company has marketed its programs under the names “OptimumCare PsychProgram” and “OptimumCare Treatment Program.”

(v) Seasonality

The Company acknowledges that patient volume appears to be susceptible to some seasonal variation. Census tends to substantially decrease near certain holidays, particularly during the fourth quarter, where individuals are more reluctant to hospitalize family members. However, all of the Company’s contracts are based on fixed monthly management fees, which eliminate seasonal risk.

(vi) Working Capital Items

The Company expects to experience an initial delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities.

(vii) Dependence on a Few Customers

The Company presently has four Contracts operating with three hospitals. The Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of a contract customer has a significant adverse effect on the Company’s profit margin. However, the Staffing Subsidiary has a large number of small contracts with various hospitals and one customer that represents twenty-seven percent (27%) of total staffing revenues. This mitigates some of the risk associated with the Company’s dependence on a few contracts.

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

The Company’s principal competitors include Charter Medical Corporation, Comprehensive Care Corporation, Mental Health Management, PMR Corporation and Horizon Health Services, most of which have greater financial and other resources and more experience than the Company. In addition, some health maintenance organizations (“HMOs”) offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, or coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

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

The temporary staffing business, which the Company operates through its wholly owned subsidiary, also competes with other staffing companies for contracts with acute care hospitals. Principal competitors in the industry are Medical Staffing Network Holdings, Cross Country Inc. and AMN Healthcare Services, Inc. These companies have significantly greater financial and other resources than the Staffing Subsidiary. However, much of the business is based on referrals, reputation and geographic area. As such, the Staffing Subsidiary believes that it has no significant competitor in the Los Angeles area.

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

(xi) Research and Development

Inapplicable.

(xii) Government Regulation and or Environmental Protection

     The health care industry is extensively regulated by federal, state and local governments. Regulations that affect the Company relate to controlling the growth of health care facilities, requiring licensure of the host health care facility, requiring certification of the Program at the host facility and controlling reimbursement for health care services. Licensure of facilities and certification of Programs are state requirements, while certification for Medicare is a federal requirement. Compliance with the licensure and certification requirements is monitored by annual on-site inspections by representatives of the licensing agencies. Loss of licensure or Medicare certification by a host facility could result in termination of a contract with the Company.

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

The Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”), at a facility’s request, participates in the periodic surveys conducted by state and local health agencies to ensure continuous compliance with all licensing requirements by health care facilities. JCAHO accreditation satisfies certain of the certification requirements for participation in the Medicare and Medicaid programs. A facility found to comply substantially with JCAHO standards receives accreditation. A patient’s choice of a treatment facility may be affected by JCAHO accreditation considerations because most third-party payers limit coverage to services provided by an accredited facility. All of the hospitals currently under contract with the Company have received JCAHO accreditation.

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

(xiii) Employees

As of February 3, 2003, the Company employed approximately 65 persons full-time and 64 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company’s Programs and not employees. The Staffing Subsidiary employed 50 full-time and 33 part-time employees as of March 9, 2003.

(d)  Financial Information About Foreign and Domestic Operations and Export Sales

 Inapplicable.

ITEM 2 - PROPERTIES

The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,235 which expires June 30, 2003. The Company leases additional satellite corporate offices in Culver City and Venice, California. The lease agreement for Culver City, California provides for a monthly base rent of $3,434 for the first year of the agreement. Rent increases are scheduled annually through the lease expiration date of November 30, 2006. The lease agreement for Venice, California provides for a monthly base rent of $2,884 and is on a month to month basis. In addition, the Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,313 which expires October 31, 2003. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

The Company leased space under two separate lease agreements for the operation of its outpatient partial hospitalization programs. One agreement was between the Lessor and the Community Mental Health Center (CMHC) which was scheduled to expire November 30, 2003. However, the Company was obligated to pay the lease costs for the program, under its contract with the facility which initially expired December 6, 2010. The Company terminated its contract with the CMHC effective March 8, 2002. The other agreement expired August 14, 2002. Aggregate payments were $38,949 for the year ended December 31, 2002.

In August, 2002 the Company began leasing space for the operations of the Staffing Subsidiary by accepting the terms and conditions of the existing lease of the entity acquired. The lease provides for a monthly rent of $2,500 for offices in Los Angeles, California which expires August 1, 2005.

In November, 2002, the Company became obligated on another lease in Seal Beach, California through a business acquisition. On November 25, 2002, the lease was assigned for the full term and payment, therefore, the Company has no financial impact from this obligation.

ITEM 3 - LEGAL PROCEEDINGS

Inapplicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

(a) Market Information

The Company’s common stock is currently quoted on the over the counter “OTC” electronic bulletin board under the symbol OPMC.

	High Bid	Low Bid

2002:
Fourth Quarter	5/16	1/8
Third Quarter	3/8	1/8
Second Quarter	29/64	11/64
First Quarter	5/8	11/32

2001:
Fourth Quarter	45/64	1/2
Third Quarter	23/32	15/32
Second Quarter	49/64	27/64
First Quarter	25/32	33/64

The listed prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actula transactions.

(b) Holders

The approximate number of holders of record of each class of the Company’s common equity securities as of the close of business on February 3, 2003 is set forth below:

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

The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, New York, New York.

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data at December 31, 2002 and December 31, 2001 and for each of the fiscal years in the three year period ended December 31, 2002 are derived from the Company’s Financial Statements for such years which were audited by Lesley, Thomas, Schwarz & Postma, Inc. which Financial Statements are included elsewhere herein.

STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31

	2002	2001	2000	1999	1998

Contract Revenues	$4,129,113	$6,906,496	$8,010,491	$10,553,427	$11,409,690
Temporary Staffing Revenues	$1,237,167	$0	$0	$0	$0
Net (Loss) Income	($432,274)	($572,398)	$391,686	$365,798	$377,133
Basic (Loss) Earnings Per Share Of Common Stock	($0.07)	($0.10)	$0.07	$0.06	$0.06
Diluted (Loss) Earnings Per Share Of Common Stock	($0.07)	($0.10)	$0.06	$0.06	$0.06
Weighted Number Of Shares Outstanding	5,908,675	5,908,675	5,907,511	5,910,939	6,567,280
Total Diluted Shares	5,942,444	6,018,323	6,164,140	6,028,496	6,699,648
Cash Dividends Per Common Share	$0	$0	$0	$0	$0

The net loss amounts set forth above include the results of operations of the Staffing Subsidiary, which commenced operations as a wholly-owned subsidiary of the Company during the second half of 2002 and includes the acquisition of two companies – Associated Social Resources, Inc. on July 29, 2002 and Social Work Services, Inc. on November 7, 2002. Without these acquisitions, net loss would have been $467,002 and basis and diluted loss per share would have been $.08.

BALANCE SHEET INFORMATION
AS OF DECEMBER 31

	2002	2001	2000	1999	1998

Total Assets	$2,754,122	$4,053,950	$3,933,483	$3,462,345	$3,154,744
Current Assets	$2,397,040	$4,015,433	$3,398,132	$3,115,702	$2,652,044
Current Liabilities	$304,007	$1,171,561	$478,696	$415,182	$429,375
Net Working Capital	$2,093,033	$2,843,872	$2,919,436	$2,700,520	$2,222,669
Long-Term Obligations	$0	$0	$0	$0	$0

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

(a) Liquidity and Capital Resources

At fiscal year end 2002 and 2001, the Company’s working capital was $2,093,033 and $2,843,872, respectively. The decrease in working capital for the year is primarily due to the net operating loss generated by the Company for the year along with the purchase of two new business entities during the year. On July 29, 2002, the Company acquired certain assets of Associated Social Resources, Inc., a healthcare staffing company, through a newly formed wholly-owned subsidiary. On November 7, 2002, the subsidiary acquired certain assets of Social Work Services, Inc., which is also a healthcare staffing company. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s contract business, the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. The Company evaluates the collectibility of its receivables on a case by case basis. Accounts receivable at December 31, 2002 has decreased from those which existed at December 31, 2001. This decrease is primarily due to the collection of receivables from two contracts with one hospital that were terminated April 30, 2002. At December 31, 2002, all contract accounts receivable were less than ninety days outstanding. Temporary staffing receivables at December 31, 2002 were approximately $564,605. This balance is composed of many small dollar accounts. However more than 50% of the balance is due from three hospitals. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at December 31, 2002.

Cash flows used in operations were $508,384 for the year ended December 31, 2002. This primarily resulted from the net operating loss incurred during the year, discussed above.

Cash flows used in investing activities were $359,272 for the year ended December 31, 2002. Funds received were from principal payments on a note receivable from an officer. Funds used were payments for the purchase of short-term government securities and two new business entities.

No cash was received from financing activities for the year ended December 31, 2002. The Company had a line of credit with a bank which expired February 28, 2003. The maximum indebtedness under the line was $1,500,000. Amounts allowable for draw were based on 80% of certain qualified accounts receivable. The line of credit is currently in the process of renegotiation. The new agreement is expected to be a ninety day commitment for a maximum indebtedness of $750,000 computed on a similar basis as the previous agreement. The Company’s principal sources of liquidity for the fiscal year 2003 are cash on hand, accounts receivable, the line of credit with a bank and continuing revenues from programs. The company has contractual obligations under operating leases of $316,885. Payments due in less than one year total $107,556. Payments due in one to three years total $153,404. Payments due in four to five years total $55,925.

(b) Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

The Company operated six programs during the year ended December 31, 2002, and nine programs during the year ended December 31, 2001. As of February 3, 2002, the Company had one inpatient, two partial hospitalization programs and one consulting contract. Net revenues from contract programs were $4,129,113 and $6,906,496 for the years ended December 31, 2002 and 2001, respectively. The decrease in net revenues is due to the decrease in the number of programs.

Cost of contract services provided were $3,030,972 and $5,796,162 for the years ended December 31, 2002 and 2001. This decrease is due to the decrease in the number of contract programs.

Revenues for temporary staffing services were $1,237,167 for the year ending December 31, 2002. Costs of providing these services were $1,202,439 for the same period. Revenues and operations for the year commenced during the third quarter of 2002.

Selling, general and administrative expenses were $1,843,882 and $2,104,770 for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily due to the decrease in compensation expense among years partially offset by the increases in costs related to the acquisitions made during the year. Although executive bonuses were reduced during 2002 and certain positions were eliminated due to the downsizing of the contract program sector of the business, costs of independent consultants and legal costs necessary to perform the acquisitions have increased from the prior year.

The provision for uncollectible accounts were $0 and $9,865 for the years ended December 31, 2002 and 2001, respectively. The Company provides for uncollectible accounts on a case by case basis. The provision for uncollectible accounts among periods relates to different programs which existed at December 31, 2002 versus 2001.

The Company’s income tax benefit has decreased in 2002 over 2001 due to a smaller net loss generated by the Company in 2002.

Net loss was $(432,274) and $(572,398) for the years ended December 31, 2002 and 2001, respectively. The loss was primarily due to decreasing revenue coupled with the high costs of acquiring two new business entities during the year. Net loss would have been $467,002 in 2002 without taking into account the two acquisitions.

The Company is continuing to make efforts to expand the number of its operational contract programs and has contracted with a consulting firm managed by one of the Company’s previous directors to launch an aggressive marketing program.

Concurrent with its strategy for expanding its contract business, the Company is in the process of developing a home health division and acquiring strategic businesses with complimentary health care services. During 2002, the Company acquired two temporary staffing businesses. Revenues from those two entities comprise approximately 23% of consolidated annual revenues. The Company has identified other acquisition candidates and intends to continue to pursue this line of business.

The Company’s contract business has a dependence on a small customer base, presently consisting of three hospitals. However, the temporary staffing services segment has a fairly large customer base consisting of approximately 60 active hospitals. The Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of certain customers could have a significant adverse effect on the Company’s profit margin. The Company expects a loss from business operations for 2003, should no new contract programs be obtained and no acquisitions of temporary staffing business occur. As a result, there is a special emphasis paragraph in the report of the Company’s independent auditors of the financial statements for the fiscal year ended December 31, 2002.

Fiscal Year 2001 Compared to Fiscal Year 2000

The Company operated nine programs during the year ended December 31, 2001, and eleven programs during the year ended December 31, 2000. As of February 5, 2002, the Company had two inpatient and four partial hospitalization programs. Generally, the size and profit potential of inpatient programs are greater than partial hospitalization programs. During the year ended December 31, 2001, the Company’s net earnings from three inpatient programs exceeded net earnings from six operational partial hospitalization programs. Net revenues were $6,906,496 and $8,010,491 for the years ended December 31, 2001 and 2000, respectively. The decrease in net revenues is due to the decrease in the number of programs, particularly one program which terminated in February of 2001.

Cost of services provided were $5,796,162 and $5,691,617 for the years ended December 31, 2001 and 2000. This increase is due to a variety of factors. Census increase caused one program’s expenses to significantly rise over the preceding year. In addition, the expensing of software to be used in an on-line counseling program also contributed to an increase in costs. Yet, the decrease in the number of operational programs, particularly one which terminated in February of 2001 substantially offset the increase in costs associated with operating programs among years.

Selling, general and administrative expenses were $2,104,770 and $1,421,001 for the years ended December 31, 2001 and 2000, respectively. The increase is primarily due to the forgiveness of debt, accrued interest receivable, short-term advances and the personal income taxes associated with these items to one officer of the Company.

The provision for uncollectible accounts were $9,865 and $340,009 for the years ended December 31, 2001 and 2000, respectively. The Company provides for uncollectible accounts on a case by case basis. The provision for uncollectible accounts among periods relates to different programs which existed at December 31, 2001 versus 2000.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

     Our financial statements and related notes and schedules are contained on pages F-1 to F-19 of this report. The index to such items is included in Item 15(a)(i)

Quarterly Results

     The following table sets forth certain unaudited quarterly financial data for 2002 and 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

QUARTERLY DATA FOR THE YEAR ENDED DECEMBER 31, 2002

	3/31/02	6/30/02	9/30/02	12/31/02

Contract Revenues	$1,388,758	$1,247,750	$756,573	$736,032
Temporary Staffing Revenues	$0	$0	$486,170	$750,997
Net (Loss) Income	($126,152)	$83,383	($295,903)	($93,602)
Basic (Loss) Earnings Per Share Of Common Stock	($0.02)	$0.01	($0.05)	($0.02)
Diluted (Loss) Earnings Per Share Of Common Stock	($0.02)	$0.01	($0.05)	($0.02)

QUARTERLY DATA FOR THE YEAR ENDED DECEMBER 31, 2001

	3/31/01	6/30/01	9/30/01	12/31/01

Contract Revenues	$2,061,590	$1,892,294	$1,888,493	$1,064,119
Temporary Staffing Revenues	$0	$0	$0	$0
Net (Loss) Income	$175,545	$189,453	$196,131	($1,133,527)
Basic (Loss) Earnings Per Share Of Common Stock	$0.03	$0.03	$0.03	($0.19)
Diluted (Loss) Earnings Per Share Of Common Stock	$0.03	$0.03	$0.03	($0.19)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Inapplicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

Name	Age	Position

Edward A. Johnson	57	Chief Executive Officer, Principal Financial Officer, Secretary and Chairman of the Board
Mulumebet G. Michael	54	Director, President and Chief Operating Officer
Gary L. Dreher	56	Director
Michael S. Callison	64	Director
Peter C. McMahon	54	Director

Each director serves for a term of one year or until his successor has been elected and qualified. Each executive officer serves at the pleasure of the Board of Directors. Mr. Dreher receives compensation of $1,000 per month for his service on the Audit Committee. No other directors receive any director’s fees or other compensation for their services, as such, but receive reimbursement for their expenses in attending meetings of the Board of Directors.

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

Mulumebet G. Michael - President, COO & Board Member

Ms. Michael joined OptimumCare in 1993 as a Program Administrator, advanced to Executive Vice President and COO in 1997, and was named President and a member of the Board of Directors in June 1998. Ms. Michael’s extensive experience both as a registered nurse and in behavioral healthcare management over a nineteen year career has provided superb insight, vision and knowledge, ensuring the best behavioral health practices are incorporated into each OptimumCare program. She manages the Company’s staff of more than 100 professionals and support personnel. Ms. Michael completed a four-year nursing school curriculum leading to her being a licensed nurse (RN) in three countries: America, Canada and Ethiopia. She also completed a three-year advanced hospital management program with the British Columbia Institute of Technology in Canada.

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

Peter C. McMahon - Director

Mr. McMahon was elected to the Board of Directors during November 2002. Mr. McMahon has practiced for over 26 years with an emphasis on business litigation and estate planning. Representative clients include Fortune 500 Companies and numerous high net worth individuals. Mr. McMahon practices in Laguna Beach, California with the firm of McMahon and McMahon. Mr. McMahon received his B.A. degree from University of California, Santa Barbara and his Law degree from Western State University College of Law Fullerton, California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2002, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that Peter McMahon did not timely file a Form 3 upon his appointment to the Board in November 2002.

(f) Involvement in Certain Legal Proceedings

Inapplicable.

ITEM 11 - EXECUTIVE COMPENSATION

(a) (b) Cash Compensation

The following table sets forth the elements of compensation paid, earned or awarded for the named individuals. All aspects of executive compensation is determined by the Board of Directors.

SUMMARY COMPENSATION TABLE

						Long Term
	Annual Compensation					Compensation
							All Other
				Other Annual		(#)	Compensation
Name & Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)		Options/SARs	($)

Edward A. Johnson,	2002	210,000		365,585	(2)	200,000	16,674	(1)
Chief Executive Officer	2001	204,000	209,790	700,000	(2)	100,000	21,410	(1)
	2000	204,000	158,800				16,673	(1)

Mulumebet G. Michael	2002	161,848	38,033
President & Chief	2001	155,509	109,337			175,000
Operating Officer	2000	172,545	68,944			100,000

Helen Tvelia	2002	72,047	40,101
Program Director	2001	66,206	56,972			25,000
	2000	62,974	66,000

(1)	Car Allowance and Life Insurance Premiums

(2)	Payment to Settle Officer’s Debt

Other Compensation

In addition to all other options held by him, the Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate.

Compensation Pursuant to Plans

Stock Option Plans

1994 Plan

On December 20, 1994, the Board of Directors re-adopted the Company’s 1994 stock option plan. The plan allows the Company to grant officers, directors, employees and consultants nonqualified stock options. The Plan terminates on March 22, 2004. The purpose of the Plan is to enable the Company to attract and retain qualified persons as employees, officers and directors and others whose services are required by the Company, and to motivate such persons by providing them with an equity participation in the Company. A maximum of 500,000 shares of the Company’s common stock were reserved for issuance pursuant to the plan. No options to purchase shares were exercised during fiscal year ended December 31, 2002. There are currently 150,000 shares available for option and no shares outstanding under the Plan. The Plan is administered by the Board of Directors, which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions under which they may be exercised.

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

During 2001, no options were granted.

During 2002, the Company granted 650,000 options for the purchase of common stock to various officers, directors and employees of the Company. On April 16, 2002, The Board of Directors granted options to Edward A. Johnson to purchase 200,000 shares, granted options to Mulumebet G. Michael to purchase 175,000 shares and granted options to Michael S. Callison and Gray Dreher to each purchase 50,000 shares. The options exercise price is $.35. The option have a five year term and vest immediately.

(c) Options/SAR Grants in Last Fiscal Year

		Individual Grants			Potential Realizable Value
		% Of Total			At Assumed Annual Rates
		Options/SARs			Of Stock Price Appreciation
		Granted To	Exercise Of		For Option Term		Grant Date
	Options	Employees In	Base Price	Expiration			Present Value
Name	Granted	Fiscal Year	($/Share)	Date	5% ($)	10% ($)	($)*

Edward A. Johnson	200,000	31%	$.35	4/16/2007	14,000	36,000	24,000
Mulumbet. G Michael	175,000	27%	$.35	4/16/2007	12,250	31,500	21,000
Helen Tvelia	25,000	4%	$.35	4/16/2007	1,750	4,500	3,000

     *Present values were calculated using the Black-Scholes options pricing model which should not be viewed in any way as a forecast of the future performance of the Company’s stock. The estimated present value of each stock option is $.12 based on the following inputs:

Stock Price (Fair Market Value) at Grant	$.33
Exercise Price	$.35
Expected Option Term	5 years
Risk Free Interest Rate	2.72%
Stock Price Volatility	41%
Dividend Yield	0%

The model assumes: (a) an Expected Option Term of 5 years which reflects the actual life of the option; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; and (c) Stock Price Volatility is calculated using quarterly stock prices over the period from January 1, 1998 to December 31, 2002.

(d)  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table summarizes options and SARs exercised during 2002, and presents the value of unexercised options and SARs held by the named individuals at fiscal year end:

				Value Of
				Unexercised
			Number Of Unexercised	In-The-Money
	Shares Acquired On		Options/SARs At Fiscal	Options/SARs At Fiscal
Name	Exercise (#)	Value Realized ($)	Year-End (#)	Year-End ($)*

Edward A. Johnson	0	0	850,000	0
Mulumebet G. Michael	0	0	775,000	0
Helen Tvelia	0	0	150,000	0

* The difference between fair market value at February 3, 2003 and the exercise price.

(g) Compensation of Directors

Directors do not receive compensation for their services although they are entitled to reimbursement for expenses incurred in attending board meetings except Mr. Dreher, who began receiving $1,000 per month for his service on the Audit Committee, effective October 1, 2002. Mr. Dreher received $9,000 in marketing fees during 2002 for the marketing of the Company’s programs to the hospitals during 2002.

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

REPORT OF THE AUDIT COMMITTEE

The Company’s audit committee consists of two of the Company’s Directors, Gary L. Dreher and Peter C. McMahon. The Board of Directors has not adopted a written charter for the audit committee. The audit committee has reviewed and discussed the audited financial statements with management. The audit committee plans to discuss with the independent auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No.1 (Independence Standards Board Standard No.1, Independence Discussions with Audit Committees), as may be modified or supplemented, but has not yet discussed with the independent accountant the independent accountant’s independence. Based on the review, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Gary L. Dreher Peter C. McMahon

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the registrant’s annual financial statements for the most recent fiscal year and the reviews of the financial statements included in the registrant’s Forms 10-Q for that fiscal year was $27,500.

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

All Other Fees

The aggregate fees billed for other services rendered by the principal accountant was $10,407 for the most recent fiscal year. The audit committee has not yet considered whether the provision of other services is compatible with maintaining the principal accountant’s independence.

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

(l) Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company’s stockholders during the five year period ended December 31, 2002 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

The Company does not currently meet the standards required for trading on the NASDAQ exchange, however the Company believes that the securities traded on this exchange most closely resemble its market capitalization.

	OPMC	S&P	NASDAQ
12/31/1997	100	100	100
12/31/1998	64	82	140
12/31/1999	52	92	260
12/31/2000	55	149	159
12/31/2001	41	154	126
12/31/2002	26	133	86

NOTE: The stock performance graph assumes $100 was invested on January 1, 1997

(1) Standard & Poors Changed its market index classifications January 1, 2002. This index most closely resembles the hospital management index used for comparison in the prior years.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

(a) and (b) Security Ownership

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of February 3, 2003, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company’s directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

	Amount & Nature Of
Name (1)	Beneficial Ownership		Percent Of Class

Edward A. Johnson	1,542,866	(2)	20.1%
Mulumebet G. Michael	822,266	(3)	12.2%
Michael S. Callison	772,895	(4)	11.6%
Gary L. Dreher	226,745	(5)	4.3%
Peter C. McMahon	100	(6)	<1%
All Officers And Directors As A Group (5 Persons)	3,364,872	(7)	36.3%

(1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, Laguna Beach, CA 92651; Ms. Michael - 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. McMahon - 6 South Vista De Catalina, Laguna Beach, CA 92651.

(2) Includes presently exercisable options to purchase 750,000 shares of Common Stock, with 50,587 shares held indirectly through an individual retirement account.

(3) Includes presently exercisable options to purchase 675,000 shares of Common Stock. All shares are directly owned.

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

(6) Shares are held indirectly through an individual retirement account.

(7)	Includes presently exercisable options to purchase 1,750,000 shares of Common Stock.

(c) Changes in Control

Inapplicable.

Equity Compensation Plan Information

     The following table summarizes outstanding options under our equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	-0-	-0-	150,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	150,000

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions With Management and Others

Inapplicable.

(b) Certain Business Relationships

Inapplicable.

(c) Indebtedness of Management

Inapplicable

(d) Transactions With Promoters

Inapplicable.

Item 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief

Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the last day they were evaluated.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements Filed as a Part of this Report (Filed Under Item 8 above)

Page
Number

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	F-2 through F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-5 through F-6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-7
Notes to Consolidated Financial Statements	F-8 through F-19

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) List of Exhibits Filed as a Part of This Report

3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.1	Lease between the Company and Laguna Niguel Office Center dated June 23, 1988 which supersedes lease dated December 15, 1986, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.1.

10.34	Agreement between Huntington InterCommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55*	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.73	Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.0

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.115	Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.126	Loan agreement between the Company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.131	Agreement between the Company and Friendship Community Mental Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132*	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10-Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998,incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.138	Loan agreement between the Company and Merrill Lynch dated January 8, 2002,incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.139	Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002, incorporated by reference from Form 10-Q for the Quarter ending March 31, 2002.

10.140	Management services agreement between the Company and La Palma Intercommunity Hospital dated June 16, 2002, incorporate by reference from Form 10-Q for the quarter ending June 30, 2002.

10.141	Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the Quarter ended June 30, 2002.

10.142	Asset Purchase Agreement dated July 24, 2002 between Associated Staffing Resources, Inc., Associated Social Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.143*	Employment Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.144	Non-Compete Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.145	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.146*	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.147	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.148	Agreement between the Company and Sherman Oaks Hospital and Health Center dated August 1, 2002. (Filed herewith)

10.149	Fourth Amendment to lease between the Company and Jay Arteaga dated September 4, 2002 which supercedes the lease dated September 30, 1996. (Filed herewith)

10.150	Agreement and Mutual Release between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. and Kyle Menichetti Kaogh, dated January 22, 2003. (Filed herewith)

10.151	Asset Purchase Agreement, dated March 12, 2003 among OptimumCare Staffing, Inc., OptimumCare Corporation, Chicago Care Nurse Staffing, L.L.C., John W. Stephens, Joshua G. Zayas and Aaron Schwartz incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2003.

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Lesley, Thomas, Schwarz & Postma, Inc. (Filed herewith)

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

Inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2003	OPTIMUMCARE CORPORATION

	By:	/s/ Edward A. Johnson

Edward A. Johnson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Edward A. Johnson	March 24, 2003
Edward A. Johnson, Chief Executive Officer and Director (Principal Financial and Accounting Officer)

March , 2003
Mulumebet G. Michael, Director, President and Chief Operating Officer

/s/ Michael S. Callison	March 24, 2003
Michael S. Callison, Director

/s/ Gary L. Dreher	March 24, 2003
Gary L. Dreher, Director

/s/ Peter C. McMahon	March 24, 2003
Peter C. McMahon, Director

CERTIFICATIONS

I, Edward A. Johnson, certify that:

1.     I have reviewed this annual report on Form 10-K of OptimumCare Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Edward A. Johnson Edward A. Johnson Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OptimumCare Corporation, (the “Company”) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edward A. Johnson Edward A. Johnson Chief Executive Officer March 25, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OptimumCare Corporation, (the “Company”) on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edward A. Johnson Edward A. Johnson Chief Financial Officer March 25, 2003

Optimumcare Corporation

Index to Financial Statements

Page

Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2 — F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5 — F-6
Consolidated Statements of Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 — F-19

February 28, 2003

Independent Auditors’ Report

To the Stockholders and Board of Directors of
OptimumCare Corporation

     We have audited the accompanying consolidated balance sheets of OptimumCare Corporation and its subsidiary as of December 31, 2002 and 2001, and their related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 10 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company’s operations.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lesley, Thomas, Schwarz & Postma, Inc. A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$779,235	$1,646,891
Accounts receivable, net of allowance of $0 (Note 1)	927,445	1,217,353
Note receivable from officer (Note 2)	—	225,136
Advances due from officer (Note 2)	—	144,596
Prepaid expenses	116,030	127,913
Prepaid income taxes	216,114	582,430
Investments (Note 5)	330,268	—
Deferred tax asset (Note 9)	27,948	71,114

Total current assets	2,397,040	4,015,433
FURNITURE AND EQUIPMENT, less accumulated depreciation of $132,059 in 2002 and $160,017 in 2001 (Note 6)	32,800	18,757
GOODWILL	225,181	—
DEFERRED TAX ASSET (Note 9)	80,867	—
OTHER ASSETS	18,234	19,760

Total assets	$2,754,122	$4,053,950

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2002	2001

CURRENT LIABILITIES
Accounts payable	$112,339	$206,046
Accrued professional fees	34,737	26,237
Accrued vacation	43,320	54,499
Accrued business acquisition payment	50,000	—
Accrued expenses	63,611	184,779
Accrued payment to officer	—	700,000

Total current liabilities	304,007	1,171,561

COMMITMENTS (Notes 3, 4 and 7)
STOCKHOLDERS’ EQUITY (Note 8)
Preferred stock, $.001 par value; 10,000,000 shares authorized 0 shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 par value; 20,000,000 shares authorized 5,908,675 shares issued and outstanding at December 31, 2002 and 2001	5,909	5,909
Paid-in capital	2,403,706	2,403,706
Retained earnings	40,500	472,774

Total stockholders’ equity	2,450,115	2,882,389

Total liabilities and stockholders’ equity	$2,754,122	$4,053,950

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

CONTRACT REVENUES	$4,129,113	$6,906,496	$8,010,491
TEMPORARY STAFFING REVENUES	1,237,167	—	—
INTEREST INCOME	26,512	72,647	94,625

	5,392,792	6,979,143	8,105,116

OPERATING EXPENSES
Costs of contract services provided	3,030,972	5,796,162	5,691,617
Costs of temporary staffing services provided	1,202,439	—	—
Selling, general and administrative	1,843,882	2,104,770	1,421,001
Provision for uncollectible accounts	—	9,865	340,009
Interest	181	137	507

Total operating expenses	6,077,474	7,910,934	7,453,134

(LOSS) INCOME BEFORE INCOME TAXES	(684,682)	(931,791)	651,982
INCOME TAX (BENEFIT) EXPENSE (Note 9)	(252,408)	(359,393)	260,296

NET (LOSS) INCOME	$(432,274)	$(572,398)	$391,686

BASIC (LOSS) EARNINGS PER SHARE	$(0.07)	$(0.10)	$0.07

DILUTED (LOSS) EARNINGS PER SHARE	$(0.07)	$(0.10)	$0.06

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(432,274)	$(572,398)	$391,686
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	12,276	17,131	19,883
Provision for uncollectible accounts	—	9,865	340,009
Deferred taxes	(37,701)	(38,524)	17,861
Impairment of capitalized software	—	380,000	—
Accrued payment to officer	(700,000)	700,000	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	289,908	(344,981)	1,337,596
Decrease (increase) in advances due from Officers	144,596	(88,272)	5,015
Decrease (increase) in prepaid expenses	11,883	(27,103)	(69,973)
Decrease (increase) in prepaid income taxes	366,316	(569,151)	(13,279)
Decrease in other assets	4,166	25,142	7,408
(Decrease) increase in accounts payable	(93,707)	16,051	12,092
(Decrease) increase in accrued expenses	(73,847)	(23,186)	51,422

Net cash (used in) provided by operating activities	(508,384)	(515,426)	2,099,720

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(330,268)	—	—
Purchase of software	—	(95,000)	(285,000)
Purchases of equipment	(7,039)	(1,505)	(21,997)
Purchase of other assets	(12,930)	—	—
Note receivable payment from officer	225,136	71,500	95,434
Purchase of new business entities	(234,171)	—	—

Net cash used in investing activities	(359,272)	(25,005)	(211,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	—	—	15,938

Net cash provided by financing activities	—	—	15,938

NET (DECREASE) INCREASE IN CASH	(867,656)	(540,431)	1,904,095
CASH, beginning of year	1,646,891	2,187,322	283,227

CASH, end of year	$779,235	$1,646,891	$2,187,322

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,

	2002	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$181	$137	$507

Income taxes paid	$0	$248,446	$248,000

See accompanying notes to consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Common Stock

			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, December 31, 1999	5,883,675	$5,884	$2,387,793	$653,486	$3,047,163
Exercise of stock options	25,000	25	15,913	—	15,938
Net income	—	—	—	391,686	391,686

BALANCE, December 31, 2000	5,908,675	5,909	2,403,706	1,045,172	3,454,787
Net loss	—	—	—	(572,398)	(572,398)

BALANCE, December 31, 2001	5,908,675	5,909	2,403,706	472,774	2,882,389
Net loss	—	—	—	(432,274)	(432,274)

BALANCE, December 31, 2002	5,908,675	$5,909	$2,403,706	$40,500	$2,450,115

See accompanying notes to consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization – OptimumCare Corporation (the “Company”) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs which in turn pay the Company a contracted management fee. The Company’s programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

     During the second half of 2002, the Company formed a wholly owned subsidiary, Associated Staffing Resources, Inc. through which they acquired certain assets of two (2) healthcare staffing companies. Staffing services are provided to healthcare customers on a contractual basis for which they pay a fee.

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. Revenues from the operations of these subsidiaries approximate twenty-three percent (23%) of the Company’s consolidated revenues for 2002. Plans currently exist for additional acquisitions during 2003, which should increase the amount of revenues generated by these subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents – For purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2002 and 2001, there were no cash equivalents.

     Accounts Receivable – The Company extends credit to its customers as part of its normal business operations. Accounts receivable is presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2002 and 2001 respectively.

     The Company monitors all receivables, especially those balances over sixty (60) days past due. Balances are written off only when all reasonable collection efforts have been exhausted. Management must approve all write-offs of customer balances. Bad debt write-offs were $0 and $9,865 for the years ended December 31, 2002 and 2001, respectively. Management believes that the allowance for doubtful accounts is adequate to ensure against unforeseeable events.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Furniture and Equipment – Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets which range from three months (3) to five (5) years. Included in furniture and equipment is artwork of $12,930 which is not depreciated.

     Revenue Recognition – Contract revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers. Staffing revenues are recognized in the period services are provided.

     Goodwill – The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this statement, the Company is not required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment.

     Earnings Per Share – The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Statement No. 128, “Earnings Per Share”. Statement 128 excludes any dilutive effects of options, warrants and convertible securities in basic earnings (loss) per share.

     Income Taxes – The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

     Fair Value of Financial Instruments – The Company’s financial instruments consist principally of cash, accounts and note receivable, and current liabilities. The Company believes all of the financial instruments recorded values approximate fair values.

     Professional Liability Insurance – OptimumCare maintains an occurrence based professional liability insurance coverage of up to $1,000,000 per occurrence, $5,000,000 annual aggregate.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Risks and Uncertainties – The Company contracts with hospitals which are primarily reimbursed by Medicare and Medicaid for the majority of the Company’s programs. Laws and regulations governing Medicare and Medicaid reimbursement programs are complex and subject to interpretation. The Company is indirectly affected by such laws and regulations governing Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation.

     The Company’s cash and cash equivalents are deposited with a large financial institution. Though substantially all of these deposits may not be covered by federal insurance programs, the Company believes the institution to be financially sound.

     The Company’s policy generally does not require collateral to cover credit risk.

     Reclassifications – Certain amounts for prior periods have been reclassified to conform with current year presentation.

     Concentration of Credit Risk – The Company maintains its cash accounts with three (3) financial institutions. The accounts are insured by the F.D.I.C. up to $100,000. The total cash balance on deposit at December 31, 2002 and 2001 that exceeded the balance insured was approximately $363,000 and $1,355,000, respectively.

NOTE 2 – RELATED PARTY TRANSACTIONS

     During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,070. The note accrued interest at the current prime rate and provided for a bi-monthly payment plan. During 2001, principal payments totaling $71,500 were received by the Company. During February 2002 principal payments of $71,500 were received by the Company.

     On January 31, 2002 the Company’s Board of Directors approved a payment to the officer to settle the note, accrued interest and short term advances receivable balances at December 31, 2002. During February 2002, payments of $364,833 were received by the Company.

NOTE 3 – LINE OF CREDIT

     The Company has a line of credit which expires March 31, 2003 and is collateralized by substantially all of the Company’s assets. The maximum indebtedness is $1,500,000. Amounts allowable for draw are based on eighty percent 80% of certain qualified accounts receivable. As of December 31, 2002, approximately $728,579 was available for future draws on the line of credit agreement. The line of credit is in the process of renegotiation. The new agreement is expected to be a ninety (90) day commitment for a maximum indebtedness of $750,000 computed on a similar basis as the previous agreement.

NOTE 4 – EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all employees having completed one (1) year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to fifteen percent (15%) of their salary through payroll deductions. Effective January 1, 2000, the Company adopted a 401(k) Safe Harbor Plan. The Plan provided for immediate vesting of employee contributions. The Company matched one hundred percent (100%) of the first three percent (3%), and fifty percent (50%) of employee contributions from three percent (3%) to five percent (5%) to the Plan through payroll deductions. Effective January 1, 2002, the Company amended the Plan to provide for a non-elective contribution of 3% of compensation to all eligible participants and an employer discretionary contribution of 1% of compensation to all eligible non-officer employee participants. The Company provides for a match of funds for all officers who are eligible participants up to a maximum salary deferral up to $35,000. Expenses associated with employer contributions were $67,213, $167,504 and $89,694, for 2002, 2001 and 2000, respectively.

NOTE 5 – INVESTMENTS

     Investments available for sale as of December 31, 2002 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding	Market
	Cost	Gains	Losses	Value

Federal Home Loan Bank Bonds	$153,238	$128	$(2,111)	$151,255
U.S. Treasury Notes	177,930	1,083	—	179,013

	$331,168	$1,211	$(2,111)	$330,268

     The contractual maturities of available for sale debt securities at December 31, 2002 are as follows:

	Government Securities

		Estimated
	Amortized	Fair
	Cost	Value

Within one year	$255,291	$253,862
Between one year and two years	75,877	76,406
Between two years and three years	—	—

Short-term investments	$331,168	$330,268

NOTE 6 – FURNITURE AND EQUIPMENT

     Major classifications of furniture and equipment are as follows:

	December 31,

	2002	2001

Furniture and fixtures	$30,953	$49,715
Machinery and equipment	100,835	113,984
Automobile	13,000	13,000
Artwork	12,930	—
Software	5,066	—
Trademark	2,075	2,075

	164,859	178,774
Less: accumulated depreciation	(132,059)	(160,017)

	$32,800	$18,757

NOTE 7 – LEASE COMMITMENTS

     The Company leases six (6) office facilities and office equipment under non-cancelable lease agreements. The agreements expire June 30, 2003, October 31, 2003, August 1, 2005, November 30, 2006 and August 1, 2007. The Company also leased space under two (2) separate lease agreements for the operation of two (2) of its outpatient partial hospitalization psychiatric program sites. One agreement was between the lessor and the community mental health center (CMHC). However, the Company was obligated to pay the lease costs for the program under its contract with the facility which initially expired December 6, 2010. The Company terminated their contract with the CMHC effective March 8, 2002. The remaining agreement expired August 14, 2002. Additionally, the Company is obligated on a lease it acquired in one of its business acquisitions in November 2002. On November 25, 2002 the lease was assigned for the full lease payment and term, therefore, the Company has no financial impact from this obligation. Aggregate future minimum lease payments under remaining noncancelable leases are as follows:

Years Ending December 31,	Amount

2003	$107,556
2004	82,295
2005	71,109
2006	50,983
2007	4,942

$316,885

     The Company had a sublease with one of its host hospitals which expired on February 28, 2002. Sublease rental income was $0, $11,571 and $65,685 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense was $174,360, $229,959 and $361,197 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

     Stock Option Plans – The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

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

     In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the “1994 Plan”) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company’s common stock has been reserved for issuance under the 1994 Plan. Incentive stock options may be granted at an exercise price which is not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders), and nonqualified stock options may be granted at an exercise price which is no less than eighty-five percent (85%) of the fair market value on the date of grant. Options may be granted for terms up to ten (10) years (five years for greater than 10% stockholders).

     On February 3, 1998, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 350,000 shares of its common stock at $1.00 per share. All options are vested upon grant and expire five (5) years from the date of grant.

     During various dates in 1999, the Company granted to certain officers, directors, employees and consultants, non-qualified options to purchase 1,433,000 shares of its common stock at prices ranging from $0.62 to $0.90 per share. Options to purchase 1,283,000 shares are vested upon grant. Options to purchase 150,000 shares vest over six (6) months. No options have been exercised under these grants and they expire on various dates in 2004.

     On October 24, 2000, the Company granted to certain officers, directors and employees, non-qualified options to purchase 325,000 shares of its common stock at $.67 per share. All options vested immediately and expire on October 24, 2005.

     On April 16, 2002, the Company granted to certain officers, directors and employees, more nonqualified options to purchase 550,000 shares of its common stock at $0.35 per share. All options are vested upon grant and they expire on April 16, 2007.

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

     On July 29, 2002, in connection with the acquisition of Associated Social Resources, Inc. and in accordance with an employment agreement, the Company issued options to purchase 100,000 shares of its common stock at $.50 per share. The options vest over two years at 50,000 per year and expire on July 29, 2007.

     A summary of stock option activity during 2002, 2001 and 2000 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
	Various	Exercise	1987	Exercise	1994	Exercise
	Non-Plan	Price	Plan	Price	Plan	Price

Outstanding, December 31, 1999	2,316,000	$.82	100,000	$1.08	75,000	$.83
Granted	325,000	.67	—	—	—	—
Exercised	—	—	—	—	(25,000)	.6375
Canceled	—	—	—	—	(50,000)	.92

Outstanding, December 31, 2000	2,641,000	.80	100,000	1.08	—	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(500,000)	(1.15)	(100,000)	(1.08)	—	—

Outstanding, December 31, 2001	2,141,000	.72	—	—	—	—
Granted	650,000	.37	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	(183,000)	(.70)	—	—	—	—

Outstanding, December 31, 2002	2,608,000	$.64	—	$—	—	$—

Options Outstanding and Exercisable

	Number	Weighted-
	Outstanding	Average
Range of	and	Remaining	Weighted-
Exercise	Exercisable	Contractual	Average
Price	At 12/31/02	Life	Exercise Price

$1.00	350,000	0.5 years	$1.00
.62 to .90	1,283,000	1.5 years	.69
.67	325,000	2.5 years	.67
.35	600,000	4.5 years	.35

$.35 to 1.00	2,558,000	2.5 years	$.65

     A total of 2,608,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 2002. A total of 150,000 options were available for future grant at December 31, 2001 under existing stock option plans.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. No options were granted during 2001. The fair value for options granted in 2002, 2000 and 1999 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.72%, 5.75% and 6.20%; a dividend yield of 0%; a volatility factor of the expected market price of the Company’s common stock of .409, .433 and .398 for 2002, 2000 and 1999, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years Ended December 31,

	2002	2001	2000

Net (loss)/income
As reported	$(432,274)	$(572,398)	$391,686
Pro forma	$(473,566)	$(576,808)	$296,526
(Loss)/earnings per share
Basic as reported	$(0.07)	$(.10)	$.07
Diluted as reported	$(0.07)	$(.10)	$.06
Basic pro forma	$(0.08)	$(.10)	$.05
Diluted pro forma	$(0.08)	$(.10)	$.05
Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$—	$.67
Options whose exercise price is more than the market price of the stock on the grant date	$.375	$—	$—
Weighted average fair value of:
Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$—	$.26
Options whose exercise price is more than the market price of the stock on the grant date	$.10	$—	$—

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

     Earnings/(Loss) Per Share – The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Years Ended December 31,

	2002	2001	2000

Numerator: net income/(loss)	$(432,274)	$(572,398)	$391,686

Denominator:
Denominator for basic earnings/(loss) per share – weighted-average shares outstanding	5,908,675	5,908,675	5,907,511
Dilutive employee stock options	33,769	109,648	256,629

Denominator for diluted earnings/(loss) per share	5,942,444	6,018,323	6,164,140

Basic earnings/(loss) per share	$(.07)	$(.10)	$.07

Diluted earnings/(loss) per share	$(.07)	$(.10)	$.06

NOTE 9 – INCOME TAXES

     A reconciliation of the (benefit) provision for income taxes using the federal statutory rate to the book (benefit) provision for income taxes follows:

	Years Ended December 31,

	2002	2001	2000

Statutory federal (benefit) provision for income taxes	$(222,383)	$(316,809)	$221,000
Increase (decrease) in taxes resulting from:
Permanent differences and other	(11,122)	(13,529)	2,644
State tax, net of federal benefit	(18,903)	(29,055)	36,652

	$(252,408)	$(359,393)	$260,296

     Significant components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$(215,283)	$(320,868)	$191,523
State	—	—	50,911

Total current	(215,283)	(320,868)	242,434

Deferred:
Federal	(8,484)	5,497	14,111
State	(28,641)	(44,022)	3,751

Total deferred	(37,125)	(38,525)	17,862

	$(252,408)	$(359,393)	$260,296

NOTE 9 – INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 2002 and 2001 consist of the following:

	December 31,

	2002	2001

Net operating loss carryforward	$70,445	$47,384
Charitable contributions	9,062	—
Accruals not currently deductible for tax purposes	18,559	23,347
Depreciation and amortization not currently deductible for tax purposes	10,423	111
State taxes	326	272

Total deferred tax assets	108,815	71,114
Less valuation allowance	—	—

Net deferred tax asset	$108,815	$71,114

NOTE 10 – MAJOR CUSTOMERS

     The following table summarizes the amount of revenue for each major customer:

	Years Ended December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

(1) Hospital 1	$1,533,980	28.5%	$1,601,520	23.2%	$1,740,000	21.7%
(2) Hospital 2	—	.0%	703,330	10.2%	843,663	10.5%
(3) Hospital 3	1,482,133	27.5%	3,095,724	44.8%	2,972,555	37.1%
(4) Hospital 4	950,400	17.6%	824,400	11.9%	696,000	8.7%
(5) Hospital 5	—	.0%	174,000	2.5%	1,224,066	15.3%
(6) Hospital 6	162,500	3.0%	—	.0%	—	.0%

     In addition, these hospitals accounted for $340,120, $1,201,184 and $789,603 of accounts receivable at December 31, 2002, 2001 and 2000, respectively.

(1)	Huntington Intercommunity Hospital dba Humana Hospital Huntington Beach. Composed of two contracts. Inpatient contract expired November 2002, automatically extended for successive one-year periods, unless terminated with 120-day notice. Partial hospitalization contract expired October 2002, automatically extended for successive one-year periods, unless terminated with 90-day notice.

(2)	Catholic Healthcare West Southern California. Contracts terminated October 2001.

(3)	San Fernando Community Hospital dba Mission Community Hospital. Contracts terminated April 30, 2002. Utilization review consulting agreement terminated December 31, 2002.

(4)	Sherman Oaks Hospital and Health Center. Contract expires June 30, 2003.

(5)	Citrus Valley Medical Center. Contract expired February 2001.

(6)	La Palma Intercommunity Hospital. One year contract effective June 16, 2002.

     The Company is continuing to make efforts to expand the number of its operational programs. However, the Company does recognize that it has a dependence on a relatively small customer base, presently consisting of three hospitals. The Company has a significant amount of variable expenses associated with the production of its revenues. However, some fixed costs do exist. To that end, the loss of certain of its customers could have a significant adverse effect on the Company’s operations.

     The Company only has one customer that represents more than ten percent (10%) of its temporary staffing revenues. Homeless Community Center provided revenues of $328,873 or twenty-seven percent (27%) of total temporary staffing revenues. This hospital also accounted for $210,525 of accounts receivable at December 31, 2002.

NOTE 11 – BUSINESS SEGMENTS

     The Company’s principal business is to develop, market and manage hospital based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. However, with the acquisition of two (2) healthcare staffing companies during 2002, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has two (2) segments, psychiatric programs and temporary staffing.

     The Company evaluates segment performance and allocates resources based on several factors, of which net sales, accounts receivable and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)
	2002	2002	2002

Psychiatric Programs	$4,129,113	$3,030,972	$1,098,141
Temporary Staffing	1,237,167	1,202,439	34,728
Corporate	26,512	1,844,063	(1,817,551)

	$5,392,792	$6,077,474	$(684,682)

	Accounts
	Receivable	Total Assets (1)
	2002	2002

Psychiatric Programs	$340,120	$—
Temporary Staffing	564,605	817,855
Corporate	22,720	1,936,267

	$927,445	$2,754,122

(1)	The temporary staffing business is part of the Company’s wholly owned subsidiary, Associated Staffing Resources, Inc. which is accounted for separately internally. However, the assets of the parent company’s corporate offices are not maintained separately from those that are associated with the psychiatric programs such as, cash, fixed assets, etc. and therefore, cannot be reported individually.

NOTE 12 – SUBSEQUENT EVENTS

     On January 2, 2003, the Company formed a new wholly owned subsidiary, OptimumCare Staffing, Inc. as a Florida Corporation.

     On March 12, 2003, the Company acquired the assets of Chicago Care Nurse Staffing, LLC through its wholly owned subsidiary OptimumCare Staffing, Inc., for an initial purchase price of $179,083. Additional purchase price payments are due sixty (60) days after the six (6) month and eighteen (18) month anniversaries of the closing date computed on the basis of the net sales ratio multiplied by the gross margin multiplier as defined in the asset purchase agreement. In addition, earn-out provisions call for payments of thirty percent (30%) of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the Orlando, Florida office payable sixty (60) days after the first and second year anniversaries of the closing date of the purchase, contingent upon the continued employment of certain members of the acquired company.

EXHIBIT INDEX

3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.1	Lease between the Company and Laguna Niguel Office Center dated June 23, 1988 which supersedes lease dated December 15, 1986, incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 10.1.

10.34	Agreement between Huntington InterCommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55*	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.73	Agreement between San Fernando Community Hospital, Inc. dba Mission Community Hospital and the Company dated October 6, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.0

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.115	Change in Terms Agreement between the Company and Southern California Bank dated April 27, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.126	Loan agreement between the Company and US Bank dated July 14, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.131	Agreement between the Company and Friendship Community Mental Health Center dated December 7, 2000, which supercedes the agreement dated June 25, 1997, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132*	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10-Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.138	Loan agreement between the Company and Merrill Lynch dated January 8, 2002, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.139	Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002, incorporated by reference from Form 10-Q for the Quarter ending March 31, 2002.

10.140	Management services agreement between the Company and La Palma Intercommunity Hospital dated June 16, 2002, incorporate by reference from Form 10-Q for the quarter ending June 30, 2002.

10.141	Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the Quarter ended June 30, 2002.

10.142	Asset Purchase Agreement dated July 24, 2002 between Associated Staffing Resources, Inc., Associated Social Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.143*	Employment Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.144	Non-Compete Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.145	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.146*	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.147	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.148	Agreement between the Company and Sherman Oaks Hospital and Health Center dated August 1, 2002. (Filed herewith)

10.149	Fourth Amendment to lease between the Company and Jay Arteaga dated September 4, 2002 which supercedes the lease dated September 30, 1996. (Filed herewith)

10.150	Agreement and Mutual Release between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. and Kyle Menichetti Kaogh, dated January 22, 2003. (Filed herewith)

10.151	Asset Purchase Agreement, dated March 12, 2003 among OptimumCare Staffing, Inc., OptimumCare Corporation, Chicago Care Nurse Staffing, L.L.C., John W. Stephens, Joshua G. Zayas and Aaron Schwartz incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2003.

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Lesley, Thomas, Schwarz & Postma, Inc. (Filed herewith)

*	The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.