Form 10-Q
period 2003-03-31
OPTIMUMCARE CORP /DE/
filed 2003-05-15
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2003

Class Common Stock, $.001 par value	Number of Shares Outstanding 5,908,675

INDEX

OPTIMUMCARE CORPORATION

May 6, 2003

Independent Accountants’ Review Report

To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Lesley, Thomas, Schwarz & Postma, Inc. A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2003	2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$576,602	$779,235
INVESTMENTS	328,387	330,268
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT MARCH 31, 2003 AND DECEMBER 31, 2002	943,933	927,445
PREPAID EXPENSES	115,757	116,030
PREPAID INCOME TAXES	241,507	216,114
DEFERRED TAX ASSET	31,783	27,948

TOTAL CURRENT ASSETS	2,237,969	2,397,040
FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $135,644 AT MARCH 31, 2003 AND $132,059 AT DECEMBER 31, 2002	41,392	32,800
GOODWILL	483,761	225,181
DEFERRED TAX ASSET	80,867	80,867
OTHER ASSETS	23,234	18,234

TOTAL ASSETS	$2,867,223	$2,754,122

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$157,075	$112,339
ACCRUED VACATION	36,541	43,320
ACCRUED EXPENSES	100,235	98,348
ACCRUED BUSINESS ACQUISITION PAYMENT	50,000	50,000
LINE OF CREDIT	144,939	0

TOTAL CURRENT LIABILITIES	488,790	304,007

STOCKHOLDERS’ EQUITY PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 2003 AND AND DECEMBER 31, 2002 COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 2003 AND DECEMBER 31, 2002	5,909	5,909
ADDITIONAL PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS	(31,182)	40,500

TOTAL STOCKHOLDERS’ EQUITY	$2,378,433	$2,450,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,867,223	$2,754,122

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2003	2002

REVENUES:
CONTRACT REVENUES	$686,892	$1,388,858
TEMPORARY STAFFING REVENUES	731,958	0
INTEREST INCOME	2,629	7,646

	1,421,479	1,396,504

OPERATING EXPENSES:
COSTS OF CONTRACT SERVICES PROVIDED	458,053	1,250,462
COSTS OF TEMPORARY STAFFING SERVICES PROVIDED	743,192	0
GENERAL AND ADMINISTRATIVE	319,477	348,324
INTEREST	782	70

TOTAL OPERATING EXPENSES	1,521,504	1,598,856

LOSS BEFORE INCOME TAXES	(100,025)	(202,352)
INCOME TAX BENEFIT	28,343	76,201

NET LOSS	($71,682)	($126,151)

BASIC LOSS PER SHARE	($0.01)	($0.02)

DILUTED LOSS PER SHARE	($0.01)	($0.02)

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(71,682)	$(126,151)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	5,466	2,952
Deferred taxes	(3,835)	(9,837)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	(16,488)	67,407
Decrease in advances due from officer	0	102,329
Decrease in prepaid expenses	273	13,236
Increase in prepaid income taxes	(25,393)	(66,364)
Decrease/(Increase) in other assets	(5,000)	3,750
(Decrease)/Increase in accounts payable	44,736	(42,070)
(Decrease)/Increase in accrued vacation	(6,779)	963
(Decrease)/Increase in accrued expenses	1,887	(104,523)
Decrease in accrued payment to officer	0	(700,000)

CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES	(76,815)	(858,308)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of other assets	0	(12,930)
Payments on note receivable from officer	0	225,136
Purchase of new business entity	(270,757)	0

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY INVESTING ACTIVITIES	(270,757)	212,206

CASH FLOW FROM FINANCING ACTIVITIES
Increase in line of credit	144,939	0

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	144,939	0

(DECREASE) IN CASH AND CASH EQUIVALENTS	(202,633)	(646,102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	779,235	1,646,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$576,602	$1,000,789

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE B — INVESTMENTS

Investments consist of federal home loan bank bonds and U.S. treasury notes with an aggregate principal amount of $328,387 and $330,268 at March 31, 2003 and December 31, 2002 respectively. The bonds and notes bear interest ranging from 2.375% to 5.755% and have maturity dates ranging through January 2004.

The Company believes that the carrying amount of these bonds approximates their fair value at March 31, 2003.

NOTE C — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	March 31, 2003	March 31, 2002

Numerator	$(71,682)	$(126,151)

Denominator:

Denominator for basic earnings per share - weighted-average shares	5,908,675	5,908,675

Dilutive employee stock options	0	0

Denominator for diluted earnings per share	5,908,675	5,908,675

Basic earnings per share	$(.01)	$(.02)

Diluted earnings per share	$(.01)	$(.02)

NOTE D — NEW BUSINESS

Effective March 12, 2003, the Company acquired the assets of a health care staffing company, through its wholly owned subsidiary, OptimumCare Staffing, Inc., for cash consideration of $270,758 including acquisition costs of $91,675 and recorded goodwill in the amount of $258,580. Additional purchase price payments are due at the six month and eighteen month anniversaries of the closing date based on certain net revenue goals. An additional earn-out provision for payment of 30% of EBITDA for the first and second twelve month periods is contingent on the continued employment of the previous owners. As part of the purchase, the Company entered into two year employment agreements with the four previous owners, one of which is for a salary of $100,000 and three of which are for salaries of $55,000 for the first year, all of which are to be reviewed on the first anniversary and adjusted at the discretion of the Board of Directors. The employment agreements also stipulate monthly bonuses based on exceeding certain gross margin goals. In addition, the Company issued 100,000 options to purchase common stock for $0.50 per share to one of the previous owners and a total of 60,000 options to purchase common stock for $0.50 per share to the other three previous owners. The options are subject to vesting one half per year on the anniversary date of the closing for the next two years and expire in five years. Additional options to purchase common stock equal to half the amount issued at this time will be granted contingent upon extension of the original two year term of the employment agreements to each of the four previous owners.

NOTE E — BUSINESS SEGMENTS

The Company’s principal business is to develop, market and manage hospital based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. However, with the acquisition of three (3) healthcare staffing companies during the past nine months, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has two (2) segments, psychiatric programs and temporary staffing.

The Company evaluates segment performance and allocates resources based on several factors, of which net sales, accounts receivable and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.

	Three months ended March 31, 2003

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)

Psychiatric Programs	$686,892	$458,053	$228,839
Temporary Staffing	731,958	743,192	(11,234)
Corporate	2,629	320,259	(317,630)

	$1,421,479	$1,521,504	$(100,025)

	Three months ended March 31, 2003

	Accounts	Total
	Receivable	Assets (1)

Psychiatric Programs	$223,200	$—
Temporary Staffing	695,688	1,312,761
Corporate	25,045	1,554,462

	$943,933	$2,867,223

(1)	The temporary staffing business is part of the Company’s wholly owned subsidiaries, which are accounted for separately internally. However, the assets of the parent company’s corporate offices are not maintained separately from those that are associated with the psychiatric programs such as, cash, fixed assets, etc. and therefore, cannot be reported individually.

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

Material Changes in Financial Condition

At March 31, 2003 and December 31, 2002, the Company’s working capital was $1,749,179 and $2,093,033, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss and the acquisition of a new business entity on March 12, 2003. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s contract business, the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. The Company evaluates the collectibility of its receivables on a case by case basis. Accounts receivable at March 31, 2003 has increased slightly from those which existed at December 31, 2002. This is primarily due to the receivables from the new business entity acquired late in the quarter. Temporary staffing receivables at March 31, 2003 were approximately $681,209 of which four accounts comprise 52%. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at March 31, 2003.

Cash used in operations was $76,815 and $858,308 for the three month periods ended March 31, 2003 and 2002, respectively. Cash used during the three months ended March 31, 2003 was primarily due to the Company’s net loss for the period.

Cash used in investing activities was $270,757 for the three month period ended March 31, 2003 compared to cash provided by investing activities of $212,206 for the same period of 2002. Cash used during the three months ended March 31, 2003 primarily arose from the purchase of a new business entity on March 12, 2003.

Cash flows from financing activities were $144,939 for the period ended ending March 31, 2003 which was the result of a draw from the Company’s line of credit. The outstanding balance under the line of credit as of May 8, 2003 was $290,075. Interest is charged on the outstanding balance at a rate of the “One-month LIBOR”, as published in the Wall Street Journal, plus 3.4% per annum and is payable monthly. The maximum indebtedness is $750,000. Amounts allowable for draw are based on 80% of certain qualified accounts receivable. As of March 31, 2003, approximately $556,000 is available for future draws on the line of credit agreement. The line of credit expires on May 31, 2003. In the event that the line of credit is not renewed, the Company is in negotiations with other financial institutions for a line of credit, and will pay off the balance owing with cash on hand at expiration. The Company’s principal sources of liquidity for the fiscal year 2003 are cash on hand, accounts receivable, a line of credit with a bank and continuing revenues from programs and from the recently acquired staffing businesses.

Material Changes in Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

The Company operated four (4) contract programs during the three months ended March 31, 2003 and six (6) contract programs during the three months ended March 31, 2002. Net revenues from the contract programs were $686,892 and $1,388,858 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. Cost of contract services provided were $458,053 and $1,250,462 for the three months ended March 31, 2003 and 2002, respectively. The decrease in cost of contract services provided among periods is due to the decrease in the number of programs.

Revenues for temporary staffing services were $731,958 for the three month period ended March 31, 2003. Costs of providing these services were $743,192 for the same period. Revenues and operations for this new business segment commenced during the third quarter of 2002 and another new entity was acquired on March 12, 2003.

General and administrative expenses were $319,477 and $348,324 for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in costs was primarily due to lower costs due to attrition and the reversal of year end accruals made during the three months ended March 31, 2003 which were not necessary during the three months ended March 31, 2002.

The company’s income tax benefit has decreased for the three months ended March 31, 2003 over the comparable three months ended March 31, 2002 due to a smaller net loss for the period.

Net loss was $71,682 and $126,151 for the three months ending March 31, 2003 and 2002, respectively. The smaller loss was a result of decreased general and administrative expenses due to lower staffing costs and general cost cutting measures.

The Company is continuing to make efforts to expand the number of its operational contract programs and has contracted with a consulting firm managed by one of the Company’s previous directors to launch an aggressive marketing program.

The Company acquired two temporary staffing businesses during 2002 and acquired an additional health care staffing business in March 2003. The Company has identified other acquisition candidates and intends to continue to pursue this line of business.

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

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The March 31, 2003 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

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

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5       OTHER INFORMATION

Not Applicable

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibit 15: Accountants’ Acknowledgment

(B)	On March 21, 2003, the Company filed a Current Report on Form 8-K under Item 5 announcing the acquisition of certain assets of Chicago Care Nurse Staffing, Inc., a healthcare staffing company through a newly formed wholly owned subsidiary, OptimumCare Staffing, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: May 14, 2003	By: /s/Edward A. Johnson Edward A. Johnson Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

CERTIFICATIONS

I, Edward A. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OptimumCare Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Edward A. Johnson Edward A. Johnson Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OptimumCare Corporation, (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Edward A. Johnson Edward A. Johnson Chief Executive Officer May 14, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OptimumCare Corporation, (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward A. Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Edward A. Johnson Edward A. Johnson Chief Financial Officer May 14, 2003

EXHIBIT INDEX

Exhibit 15: Accountants’ Acknowledgment