Form 10-Q
period 2003-06-30
OPTIMUMCARE CORP /DE/
filed 2003-08-11
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended	June 30, 2003

Commission File Number	0-17401

OPTIMUMCARE CORPORATION

(Exact name of registrant specified in its charter)

Delaware	33-0218003

(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30011 Ivy Glenn Drive, Ste 219
Laguna Niguel, CA	92677

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2003.

Class	Number of Shares Outstanding

Common Stock, $.001 par value	5,908,675

INDEX

OPTIMUMCARE CORPORATION

August 8, 2003

Independent Accountants’ Review Report

To the Board of Directors of OptimumCare Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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
A Professional Accountancy Corporation
Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2003	2002
	(UNAUDITED)

ASSETS	—	—
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$708,683	$779,235
INVESTMENTS	0	330,268
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT MARCH 31, 2003 AND DECEMBER 31, 2002	1,175,547	927,445
PREPAID EXPENSES	71,396	116,030
PREPAID INCOME TAXES	0	216,114
DEFERRED TAX ASSET	40,446	27,948

TOTAL CURRENT ASSETS	1,996,072	2,397,040
FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $137,120 AT JUNE 30, 2003 AND $132,059 AT DECEMBER 31, 2002	39,911	32,800
GOODWILL	496,946	225,181
DEFERRED TAX ASSET	80,867	80,867
OTHER ASSETS	19,462	18,234

TOTAL ASSETS	$2,633,258	$2,754,122

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$112,271	$112,339
ACCRUED VACATION	30,350	43,320
ACCRUED EXPENSES	159,366	98,348
ACCRUED BUSINESS ACQUISITION PAYMENT	50,000	50,000

TOTAL CURRENT LIABILITIES	351,987	304,007

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 2003 AND DECEMBER 31, 2002
COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 2003 AND DECEMBER 31, 2002	5,909	5,909
ADDITIONAL PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS	(128,344)	40,500

TOTAL STOCKHOLDERS’ EQUITY	$2,281,271	$2,450,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,633,258	$2,754,122

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002

REVENUES:
CONTRACT REVENUES	$1,371,494	$2,636,608	$684,602	$1,247,750
TEMPORARY STAFFING REVENUES	1,945,186	0	1,213,228	0
INTEREST INCOME	10,273	15,491	7,644	7,845

	3,326,953	2,652,099	1,905,474	1,255,595

OPERATING EXPENSES:
COSTS OF CONTRACT SERVICES PROVIDED	916,692	1,963,551	458,639	713,089
COSTS OF TEMPORARY STAFFING SERVICES PROVIDED	1,988,787	0	1,245,595	0
GENERAL AND ADMINISTRATIVE	677,173	747,347	357,696	399,023
INTEREST	3,281	70	2,499	0

TOTAL OPERATING EXPENSES	3,585,933	2,710,968	2,064,429	1,112,112

LOSS BEFORE INCOME TAXES	(258,980)	(58,869)	(158,955)	143,483
INCOME TAX BENEFIT (EXPENSE)	90,136	16,100	61,793	(60,101)

NET LOSS	($168,844)	($42,769)	($97,162)	$83,382

BASIC EARNINGS (LOSS) PER SHARE	($0.03)	($0.01)	($0.02)	$0.01

DILUTED EARNINGS (LOSS) PER SHARE	($0.03)	($0.01)	($0.02)	$0.01

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED

	JUNE 30,	JUNE 30,
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	($168,844)	($42,769)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	7,529	5,815
Deferred taxes	(12,499)	(2,173)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable, net	(248,102)	673,579
Decrease in advances due from officer	0	143,460
Decrease in prepaid expenses	44,634	56,490
Decrease in prepaid income taxes	216,114	537,255
Decrease/(Increase) in other assets	(1,228)	4,166
(Decrease)/Increase in accounts payable	(68)	(130,043)
(Decrease)/Increase in accrued vacation	(12,970)	(3,077)
(Decrease)/Increase in accrued expenses	61,018	(144,784)
Decrease in accrued payment to officer	0	(700,000)

CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES	(114,416)	397,919

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of investments	0	(103,214)
Proceeds from sale of marketable securities	330,268	0
Purchase of other assets	0	(12,930)
Purchase of office furniture and computer equipment	0	(5,187)
Payments on note receivable from officer	0	225,136
Purchase of new business entity	(286,404)	0

CASH AND CASH EQUIVALENTS PROVIDED/(USED) BY INVESTING ACTIVITIES	43,864	103,805

CASH FLOW FROM FINANCING ACTIVITIES	0	0

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	0	0

(DECREASE) IN CASH AND CASH EQUIVALENTS	(70,552)	501,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	779,235	1,646,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$708,683	$2,148,615

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE B — STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported	$(97,162)	$83,382	$(168,844)	($42,769)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(992)	(40,920)	(992)	(40,920)
Pro forma net income	(98,154)	42,462	(169,836)	(83,689)

Earnings per share:
Basic, as reported	$(.02)	$.01	$(.03)	($.01)
Basic, pro forma	$(.02)	$.01	$(.03)	($.01)
Diluted, as reported	$(.02)	$.01	$(.03)	($.01)
Diluted, pro forma	$(.02)	$.01	$(.03)	($.01)

NOTE C — - INVESTMENTS

Investments consist of federal home loan bank bonds and U.S. treasury notes with an aggregate principal amount of $0 and $330,268 at June 30, 2003 and December 31, 2002 respectively. The bonds were liquidated to fund working capital needs and pay off an existing line of credit during the period ended June 30, 2003.

NOTE D — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator	$(97,162)	$83,382	$(168,844)	($42,769)
Denominator:
Denominator for basic earnings per share — weighted-average shares	5,908,675	5,908,675	5,908,675	5,908,675
Dilutive employee stock options	0	135,076	0	67,538
Denominator for diluted earnings per share	5,908,675	6,043,751	5,908,675	5,976,213
Basic earnings per share	$(.02)	$.01	$(.03)	($.01)
Diluted earnings per share	$(.02)	$.01	$(.03)	($.01)

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

The Company evaluates segment performance and allocates resources based on several factors, of which, net sales, accounts receivable and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.

	Three months ended June 30, 2003

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)

Psychiatric Programs	$684,602	$458,639	$225,963
Temporary Staffing	1,213,228	1,245,595	(32,367)
Corporate	7,644	360,195	(352,551)

	$1,905,474	$2,064,429	$(158,955)

	Six months ended June 30, 2003

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)

Psychiatric Programs	$1,371,494	$916,692	$454,802
Temporary Staffing	1,945,186	1,988,787	(43,601)
Corporate	10,273	680,454	(670,181)

	$3,326,953	$3,585,933	$(258,980)

	As of June 30, 2003

	Accounts	Total
	Receivable	Assets (1)

Psychiatric Programs	$222,200	$—
Temporary Staffing	918,965	1,488,954
Corporate	34,382	1,144,304

	$1,175,547	$2,633,258

(1)	The temporary staffing business is part of the Company’s wholly owned subsidiaries, which are accounted for separately internally. However, the assets of the parent company’s corporate offices are not maintained separately from those that are associated with the psychiatric programs such as, cash, fixed assets, etc. and therefore, cannot be reported individually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Material Changes in Financial Condition

At June 30, 2003 and December 31, 2002, the Company’s working capital was $1,644,085 and $2,093,033, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss, growth in the temporary staffing business and associated accounts receivable, and the acquisition of a new business entity on March 12, 2003. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s contract business, the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. The accounts receivable of the temporary staffing business are less concentrated, with no customer representing more than 25%. The Company evaluates the collectibility of its receivables on a case-by-case basis. Accounts receivable at June 30, 2003 have increased from those that existed at December 31, 2002. This is due to growth in the existing staffing business and the receivables from the new business entity acquired in March 2003. Temporary staffing receivables at June 30, 2003 were $918,965 of which 8 accounts comprise approximately 40%. Management believes that no collection problems with respect to these receivables exist. Accordingly, no allowance for doubtful accounts has been recorded at June 30, 2003.

Cash used in operations was $114,416 for the six month period ending June 30, 2003 compared to cash generated of $397,919 for the six month periods ended June 30, 2002. Cash used during the six months ended June 30, 2003 was primarily due to the Company’s net loss for the period and an increase in accounts receivable.

Cash provided by investing activities was $43,864 for the six month period ended June 30, 2003 compared to cash provided by investing activities of $103,805 for the same period of 2002. Cash was generated from the proceeds from sale of marketable securities and was primarily used during the six months ended June 30, 2003 for the purchase of a new business entity on March 12, 2003.

Cash flows from financing activities were zero for the period ended ending June 30, 2003. The Company has terminated its line of credit facility and is currently in discussions with several lenders who could provide working capital lines of credit on competitive terms. The Company’s principal sources of liquidity for fiscal year 2003 are cash on hand, accounts receivable, and continuing revenues from programs and from the recently acquired staffing businesses.

Material Changes in Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

The Company operated four (4) contract programs during the three months ended June 30, 2003 and six (6) contract programs during the three months ended June 30, 2002. Net revenues from the contract programs were $684,602 and $1,247,750 for the three months ended June 30, 2003 and 2002, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. Cost of contract services provided were $458,639 and $713,089 for the three months ended June 30, 2003 and 2002, respectively. The decrease in cost of contract services provided among periods is due to the decrease in the number of programs.

Revenues for temporary staffing services were $1,213,228 for the three month period ended June 30, 2003. Costs of providing these services were $1,245,595 for the same period. Revenues and operations for this business segment commenced during the third quarter of 2002 and, therefore, there are no corresponding amounts for the previous year.

General and administrative expenses were $357,696 and $399,023 for the three months ended June 30, 2003 and June 30, 2002, respectively. The decrease in costs was primarily due to an aggressive effort on the part of management to deliver services more cost effectively.

The company’s income tax benefit has increased for the three months ended June 30, 2003 over the comparable three months ended June 30, 2002 due to a net loss for the period.

Net loss was $97,162 for the three months ended June 30, 2003 compared to net income of $83,382 for the three months ended June 30, 2002. The prior year period included a one-time early termination fee from a hospital. The loss before income taxes for the three months ended June 30, 2002 excluding the one-time fee would have been comparable to the current quarter.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

The Company operated four (4) contract programs during the three months ended June 30, 2003 and six (6) contract programs during the three months ended June 30, 2002. Net revenues from the contract programs were $1,371,494 and $2,636,608 for the six months ended June 30, 2003 and 2002, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. Cost of contract services provided were $916,692 and $1,963,551 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of contract services provided among periods is due to the decrease in the number of programs.

Revenues for temporary staffing services were $1,945,186 for the six month period ended June 30, 2003. Costs of providing these services were $1,988,787 for the same period. Revenues and operations for this business segment commenced during the third quarter of 2002 and, therefore, there are no corresponding amounts for the previous year.

General and administrative expenses were $677,173 and $747,347 for the six months ended June 30, 2003 and June 30, 2002, respectively. The decrease in costs was primarily due to an aggressive cost reduction effort and the reversal of year end accruals made during the six months ended June 30, 2003.

The company’s income tax benefit has increased for the six months ended June 30, 2003 over the comparable three months ended June 30, 2002 due to a larger net loss for the period.

Net loss was $168,844 and $42,769 six months ended June 30, 2003 and 2002, respectively.

The Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of certain customers could have a significant adverse effect on the Company’s profit margin.

The Company is continuing to make efforts to expand the number of its operational contract programs and has contracted with a consulting firm managed by one of the Company’s previous directors to manage an aggressive marketing program. The Company’s contract business has a dependence on a small customer base, presently consisting of three hospitals.

The health care temporary staffing services segment has a fairly large customer base consisting of approximately 80 active hospitals. The Company acquired two health care temporary staffing businesses during 2002 and acquired an additional health care staffing business in March 2003. The Company has identified other acquisition candidates and intends to continue to pursue this line of business.

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The June 30, 2003 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

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

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

Not applicable.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

Not Applicable

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

	(A)	Exhibit 15:	Accountants’ Acknowledgment

		Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit 32:	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

	(B)	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: August 8, 2003	By:	/S/ Edward A. Johnson

Edward A. Johnson Chairman of the Board and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 15:	Accountants’ Acknowledgment

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32:	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350