Form 10-Q
period 2003-09-30
OPTIMUMCARE CORP /DE/
filed 2003-11-14
CIK 820474

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2003

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

Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2003.

Class	Number of Shares Outstanding

Common Stock, $.001 par value	5,908,675

INDEX

OPTIMUMCARE CORPORATION

November 7, 2003

Independent Accountants’ Review Report

To the Board of Directors of
OptimumCare Corporation

We have reviewed the accompanying condensed consolidated balance sheet of OptimumCare Corporation and its subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the nine months and the three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of OptimumCare Corporation.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Lesley, Thomas, Schwarz & Postma, Inc.
A Professional Accountancy Corporation Newport Beach, California

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS	$244,356	$779,235
INVESTMENTS	0	330,268
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $0 AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002	874,568	927,445
PREPAID EXPENSES	43,774	116,030
PREPAID INCOME TAXES	0	216,114
DEFERRED TAX ASSET	40,446	27,948

TOTAL CURRENT ASSETS	1,203,144	2,397,040
FURNITURE AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $141,472 AT SEPTEMBER 30, 2003 AND $132,059 AT DECEMBER 31, 2002	32,436	32,800
GOODWILL	562,280	225,181
DEFERRED TAX ASSET	279,899	80,867
OTHER ASSETS	46,973	18,234

TOTAL ASSETS	$2,124,732	$2,754,122

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$93,198	$112,339
ACCRUED VACATION	35,392	43,320
ACCRUED EXPENSES	220,792	98,348
ACCRUED BUSINESS ACQUISITION PAYMENT	0	50,000
LINE OF CREDIT/NOTES PAYABLE	145,000	0

TOTAL CURRENT LIABILITIES	494,382	304,007

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.001 PAR VALUE; AUTHORIZED 10,000,000 SHARES, 0 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2003 AND AND DECEMBER 31, 2002
COMMON STOCK, $.001 PAR VALUE; AUTHORIZED 20,000,000 SHARES, 5,908,675 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002	5,909	5,909
ADDITIONAL PAID-IN-CAPITAL	2,403,706	2,403,706
RETAINED EARNINGS (ACCUMULATED DEFICIT)	(779,265)	40,500

TOTAL STOCKHOLDERS’ EQUITY	1,630,350	2,450,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,124,732	$2,754,122

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

REVENUES:
CONTRACT REVENUES	$2,072,591	$3,393,181	$692,332	$756,573
TEMPORARY STAFFING REVENUES	2,431,860	486,170	903,931	486,170
INTEREST INCOME	2,000	21,771	492	6,280

	4,506,451	3,901,122	1,596,755	1,249,023

OPERATING EXPENSES:
COSTS OF CONTRACT SERVICES PROVIDED	1,368,620	2,516,137	454,545	552,587
COSTS OF TEMPORARY STAFFING SERVICES PROVIDED	2,413,342	471,380	928,415	471,380
GENERAL AND ADMINISTRATIVE	1,115,026	1,447,232	435,237	699,884
INTEREST	3,281	70	0	0

TOTAL OPERATING EXPENSES	4,900,269	4,434,819	1,818,197	1,723,851

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(393,818)	(533,697)	(221,442)	(474,828)
INCOME TAX BENEFIT	102,393	195,026	42,399	178,926

NET LOSS FROM CONTINUING OPERATIONS	(291,425)	(338,671)	(179,043)	(295,902)

LOSS FROM DISCONTINUED OPERATIONS	(277,528)	0	(190,924)	0
LOSS ON IMPAIRMENT/SHUTDOWN	(436,445)	0	(436,445)	0

LOSS FROM DISCONTINUED OPERATIONS	(713,973)	0	(627,369)	0
INCOME TAX BENEFIT, DISCONTINUED OPERATIONS	185,633	0	155,492	0

NET LOSS FROM DISCONTINUED OPERATIONS	(528,340)	0	(471,877)	0

NET LOSS	($819,765)	($338,671)	($650,920)	($295,902)

BASIC LOSS PER SHARE FROM CONTINUING OPERATIONS	($0.05)	($0.06)	($0.03)	($0.05)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	($0.09)	$0.00	($0.08)	$0.00

BASIC LOSS PER SHARE	($0.14)	($0.06)	($0.11)	($0.05)

DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	($0.05)	($0.06)	($0.03)	($0.05)
DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	($0.09)	$0.00	($0.08)	$0.00

DILUTED LOSS PER SHARE	($0.14)	($0.06)	($0.11)	($0.05)

SHARES USED IN LOSS PER SHARE CALCULATIONS:
BASIC	5,908,675	5,908,675	5,908,675	5,908,675
DILUTED	5,908,675	5,908,675	5,908,675	5,908,675

See notes to condensed consolidated financial statements.

OPTIMUMCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED

	SEPTEMBER 30	SEPTEMBER 30
	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	($819,765)	($338,671)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization	9,413	8,893
Deferred taxes	211,531	(26,318)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	52,877	470,204
Impairment of accounts receivable	(76,614)	0
Decrease in advances due from officer	0	131,642
Decrease in prepaid expenses	72,256	76,330
Decrease in prepaid income taxes	216,114	382,474
Decrease/(increase) in other assets	(28,739)	4,166
Impairment of fixed assets and deposits	(16,314)	0
(Decrease) in accounts payable	(19,141)	(117,873)
(Decrease) in accrued vacation	(7,929)	(15,840)
(Decrease)/Increase in accrued expenses	122,444	(84,537)
(Decrease) in accrued business acquisition	(50,000)	0
Decrease in accrued payment to officer	0	(700,000)

CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES	(333,867)	(209,530)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of investments	0	(483,305)
Purchase of other assets	0	(12,930)
Purchase of office furniture and computer equipment	0	(5,187)
Payments on note receivable from officer	0	225,136
Purchase of new business entities	(676,280)	(200,000)

CASH AND CASH EQUIVALENTS USED BY INVESTING ACTIVITIES	(676,280)	(476,286)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in line of credit/note payable	145,000	0
Decrease (sale) of investments	330,268	0

CASH AND CASH EQUIVALENTS PROVIDED BY FINANCING ACTIVITIES	475,268	0

DECREASE IN CASH AND CASH EQUIVALENTS	(534,879)	(685,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	779,235	1,646,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,356	$961,075

See notes to condensed consolidated financial statements.

ITEM 1 FINANCIAL STATEMEMTS

OPTIMUMCARE CORPORATION — NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions, if any, have been eliminated. The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

NOTE B — STOCK-BASED COMPENSATION

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under its plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net Loss, as reported	$(650,920)	$(295,902)	$(819,765)	$(338,671)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(0)	(0)	(992)	(40,920)
Pro forma net Loss	$(650,920)	$(295,902)	$(820,757)	$(379,591)

Loss per share:
Basic, as reported	$(.11)	$(.05)	$(.14)	($.06)
Basic, pro forma	$(.11)	$(.05)	$(.14)	($.06)
Diluted, as reported	$(.11)	$(.05)	$(.14)	($.06)
Diluted, pro forma	$(.11)	$(.05)	$(.14)	($.06)

NOTE C — INVESTMENTS

Investments consist of federal home loan bank bonds and U.S. treasury notes with an aggregate principal amount of $0 and $330,268 at September 30, 2003 and December 31, 2002 respectively. The bonds were liquidated to fund working capital needs and pay off an existing line of credit during the period ended June 30, 2003.

NOTE D — LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Numerator	$(650,920)	$(295,902)	$(819,765)	$(338,671)
Denominator:
Denominator for basic loss per share - weighted-average shares	5,908,675	5,908,675	5,908,675	5,908,675
Dilutive employee stock options	0	0	0	0
Denominator for diluted loss per share	5,908,675	5,908,675	5,908,675	5,908,675
Basic loss per share	$(.11)	$(.05)	$(.14)	$(.06)
Diluted loss per share	$(.11)	$(.05)	$(.14)	$(.06)

NOTE E — BUSINESS SEGMENTS

The Company’s principal business is to develop, market and manage hospital based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. However, with the acquisition of four (4) healthcare staffing companies during the past twelve months, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has two (2) segments, psychiatric programs and temporary staffing.

The Company evaluates segment performance and allocates resources based on several factors, of which, net sales, accounts receivable and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.

	Three Months ended September 30, 2003

		Operating	Operating
	Net Sales	Expenses	Income(Loss)

Psychiatric Programs	$692,332	$454,545	$237,787
Temporary Staffing	903,931	928,415	(24,484)
Corporate	492	435,237	(434,745)

	$1,596,755	$1,818,197	$(221,442)

	Nine months ended September 30, 2003

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)
Psychiatric Programs	$2,072,591	$1,368,620	$703,971
Temporary Staffing	2,431,860	2,413,342	18,518
Corporate	2,000	1,118,307	(1,116,307)

	$4,506,451	$4,900,269	$(393,818)

	As of September 30, 2003

	Accounts	Total
	Receivable	Assets (1)

Psychiatric Programs	$229,200	$—
Temporary Staffing	645,368	1,026,592
Corporate	—	1,098,140

	$874,568	$2,124,732

(1)	The temporary staffing business is part of the Company’s wholly owned subsidiaries which are accounted for separately internally. However, the assets of the parent company’s corporate offices are not maintained separately from those that are associated with the psychiatric programs such as, cash, fixed assets, etc. and therefore, cannot be reported individually.

NOTE F — DISCONTINUED OPERATIONS

Management made the decision to suspend operations in its Florida health care staffing offices on September 5, 2003 due to underperformance. Operating losses related to the discontinued health care staffing operation total $(277,528) for the nine months ended September 30, 2003 and have been treated for reporting purposes as a discontinued operation. The Florida staffing agency represented health care staffing revenues of $637,198 and operating costs of $838,112 for the nine months ended September 30, 2003. In addition to the loss from operations, the Company has accrued other charges related to the shutdown (including legal and administrative costs and impairment of goodwill and other assets) in the amount of $436,445.

ITEM 2 :

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

Material Changes in Financial Condition

At September 30, 2003 and December 31, 2002, the Company’s working capital was $708,762 and $2,093,033, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss, growth in the temporary staffing business and associated accounts receivable, and the acquisition of two new business entities in March and September 2003. The nature of the Company’s business requires significant working capital to fund operations of its programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s contract business, the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. The accounts receivable of the temporary staffing business are less concentrated with no customer representing more than 25%. Accounts receivable from continuing operations at September 30, 2003 have decreased from those that existed at December 31, 2002. This is due to the net effects of more aggressive collection practices in the existing staffing business, growth in our non-Florida staffing operations, reductions in accounts receivable due to writeoffs of impaired accounts from the Company’s discontinued Florida staffing operations (see Note F above), and recording of an allowance for doubtful accounts in continuing operations. Temporary staffing receivables from continuing operations at September 30, 2003 were $645,368 of which 12 accounts comprise approximately 35%. The Company evaluates the collectibility of its receivables in continuing operations on a case-by-case basis on a regular basis.

Cash used in operations was $333,867 for the nine month period ending September 30, 2003 compared to cash used of $209,530 for the nine month period ended September 30, 2002. Cash used during the nine months ended September 30, 2003 was primarily due to the Company’s net loss for the period.

Cash used in investing activities was $676,280 for the nine month period ended September 30, 2003 compared to cash used in investing activities of $476,286 for the same period of 2002. Cash was primarily used during the nine months ended September 30, 2003 for the purchase of two new business entities in March and September, 2003.

Cash flows from financing activities were $475,268 for the period ended September 30, 2003. Funds were provided from sales of investments and a note payable from the seller of one acquired business. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with SFAS No. 142,

“Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company evaluates the recoverability of the carrying amount of these long-lived assets (including goodwill, fixed assets, and trademarks) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Accordingly, an impairment was recorded to goodwill and certain other assets in the discontinued operation (see Note F above). The Company will continue to evaluate the recoverability of the carrying amount of these long term assets, primarily goodwill.

The Company is currently in discussions with several lenders who could provide working capital lines of credit on competitive terms. The Company’s principal sources of liquidity for fiscal year 2003 are cash on hand, accounts receivable, and continuing revenues from programs and from the recently acquired staffing businesses.

Material Changes in Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

The Company operated four (4) contract programs during the three months ended September 30, 2003 and five (5) contract programs during the three months ended September 30, 2002. Net revenues from the contract programs were $692,332 and $756,573 for the three months ended September 30, 2003 and 2002, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. Cost of contract services provided were $454,545 and $552,587 for the three months ended September 30, 2003 and 2002, respectively. The decrease in cost of contract services provided among periods is due to the decrease in the number of programs.

Revenues for continuing operations in temporary staffing services were $903,931 and $486,170 for the three months ended September 30, 2003 and 2002 respectively. Costs of providing these services were $928,415 (including an allowance for uncollectible accounts of $42,199) and $471,380 for the three months ended September 30, 2003 and 2002. These figures for the three months ended September 30, 2003 do not include revenues and costs of services for the discontinued Florida health care staffing operation (see Note F above, Discontinued Operations). Revenues and operations in the discontinued operations commenced during the first quarter of 2003 and, therefore, there are no corresponding amounts for the previous year. Results of continuing operations in temporary staffing services for the three months ended September 30, 2003 included operations of Heartline Inc. (see Item 5B below) from September 3, 2003.

General and administrative expenses were $435,237 and $699,884 for the three months ended September 30, 2003 and September 30, 2002, respectively. The decrease in costs due to an aggressive effort on the part of management to deliver services more cost effectively and was offset by increased legal and administrative costs associated with the discontinued operation.

The Company’s income tax benefit has increased for the three months ended September 30, 2003 over the comparable three months ended September 30, 2002 due to a net loss for the period.

Net loss from continuing operations was $(179,043) and net loss including discontinued operations was $(650,920) for the three months ended September 30, 2003 compared to a net loss of $(295,902) for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

The Company operated four (4) contract programs during the nine months ended September 30, 2003 and six (6) contract programs during the nine months ended September 30, 2002. Net revenues from the contract programs were $2,072,591 and $3,393,181 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net revenues among periods is primarily due to the decrease in the number of operating programs. Cost of contract services provided were $1,368,620 and $2,516,137 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cost of contract services provided among periods is due to the decrease in the number of programs.

Revenues for continuing operations in temporary staffing services were $2,431,860 and $486,170 for the nine month periods ended September 30, 2003 and 2002 respectively. Costs of providing these services were $2,413,342 and $471,380 for the nine months ended September 30, 2003 and 2002 respectively. These figures for the nine months ended September 30, 2003 do not include revenues and costs of services for the suspended Florida health care staffing operation (see Note F above, Suspended Operations). Revenues and operations for the discontinued operations commenced during the first quarter of 2003 and, therefore, there are no corresponding amounts for the previous year. Results of continuing operations in temporary staffing services for the nine months ended September 30, 2003 included operations of Heartline Inc. (see Item 5B below) from September 3, 2003.

General and administrative expenses were $1,115,026 and $1,447,232 for the nine months ended September 30, 2003 and September 30, 2002, respectively. The decrease in costs is primarily related to an aggressive cost reduction effort offset by increased legal expenses and the administrative costs associated with the shutdown of the Florida health care staffing operation as well as increased legal reserves (see Part II Item 1).

The Company’s income tax benefit has increased for the nine months ended September 30, 2003 over the comparable nine months ended September 30, 2002 due to a larger net loss for the period.

Net loss from continuing operations was $(291,425) and net loss including discontinued operations was $(819,765) for the nine months ended September 30, 2003. Net loss was $(338,671) for the nine months ended September 30, 2002.

The Company is continuing to make efforts to expand the number of its operational contract programs and has contracted with a consulting firm managed by one of the Company’s previous directors to pursue an aggressive marketing program.

The Company acquired two temporary staffing businesses during 2002. In the nine months ended September 30, 2003 the Company acquired two additional health care staffing businesses and suspended operations at one of these acquired businesses (see Note F above and Item 5B below). The Company has identified other acquisition candidates and intends to continue to pursue this line of business, and regularly evaluates all staffing operations on performance criteria such as achieving revenue and profitability goals.

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

Statement by Management Concerning Review of Interim Financial Information by Independent Certified Public Accountants

The September 30, 2003 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Lesley, Thomas, Schwarz & Postma, Inc., independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Lesley, Thomas, Schwarz & Postma, Inc. commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part 1.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Immaterial

ITEM 4	CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer of the Company have reviewed the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

The Company is involved in legal proceedings stemming from its suspension of its temporary nurse staffing business in Florida. On September 22, 2003, Chicago Care Nurse Staffing, Inc., John W. Stephens, Joshua G. Zayas and Aaron Schwartz filed a Complaint against the Company and its wholly owned subsidiary, OptimumCare Staffing, Inc. in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 03CA-8783, Div. 34. The Complaint alleges breach of contract, fraud in the inducement and unjust enrichment actions with respect to an asset purchase agreement pursuant to which OptimumCare Staffing, Inc. acquired the assets of Chicago Care, breach of contract and unpaid wages claims with respect to employment agreements with the three individual plaintiffs, and an action to declare the non-compete agreements with the individual plaintiffs void. The parties have stipulated to the dismissal of the Complaint. Plaintiffs will pursue their claims in arbitration under the rules of the American Arbitration Association as provided in the various agreements. The Company believes that it has meritorious defenses and intends to defend itself vigorously. Dispute resolution, even through arbitration, is costly and subject to inherent uncertainties and an unfavorable result could result in a material adverse impact on the results of operations in a future period or periods. Accordingly, during the period ended September 30, 2003, management has recorded a reserve for potential legal expenses for this matter of $100,000.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

On September 3, 2003, the Company acquired 100% of the issued and outstanding capital stock of Heartline Inc., a healthcare staffing company located in southern California, specializing in registered nurses. The total purchase price was $385,000. The purchase price included cash consideration of $215,000, $10,000 in shares of OptimumCare Corporation restricted common stock, and a promissory note in favor of the seller in the principal amount of $145,000. In addition a brokerage fee of $15,000 was paid to a third party. The principal amount of the promissory note is subject to an upward or downward adjustment based on the dollar amount of sales collected during the one year period following the closing. The major assets of the business acquired are contractual relationships with healthcare agencies and hospitals and registered nurses who will be matched and managed utilizing computer software previously acquired by the Company. The acquisition is expected to add $1,100,000 in annual revenues to the temporary staffing segment of the Company.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 15:	Accountants’ Acknowledgment

	Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1:	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

	Exhibit 32.2:	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

(b)	On September 3, 2003, the Company filed a report on Form 8-K reporting the acquisition of the capital stock of Heartline, Inc.

               On September 5, 2003, the Company filed a report on Form 8-K reporting the suspension of operations of its Florida staffing agency.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

OPTIMUMCARE CORPORATION A Delaware Corporation

Dated: November 10, 2003	By:	/s/ Edward A. Johnson

Edward A. Johnson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 15:	Accountants’ Acknowledgment

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

Exhibit 32.2:	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350