Form 10-K
period 2003-12-31
OPTIMUMCARE CORP /DE/
filed 2004-04-14
CIK 820474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X )	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003 or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-17401

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES ☒       NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the Company (4,249,803 shares of Common Stock) was $1,699,921 based on the average bid and asked price of the Company’s voting stock as the last business day of its most recently completed fiscal year ($.40 as of December 31, 2003).

The number of shares outstanding of each of the Company’s classes of Common Stock, as of March 23, 2004 was 5,908,675 shares of Common Stock, $.001 par value.

Documents Incorporated By Reference

None.

*      This value is not intended to make any representation as to value or worth of the Company’s shares of Common Stock. The number of shares held by non-affiliates of the Company has been calculated by subtracting shares held by controlling persons of the Company from the number of issued and outstanding shares of the Company.

PART I

Item 1 - Business

(a) General Development of Business

     OptimumCare Corporation operates in two health care business segments. The first, contract management of hospital based behavioral health programs (the “Contract Management Segment”), is the original business of the Company and still represents approximately half of its business. The Company has entered a second business segment, temporary healthcare staffing (the “Temporary Healthcare Staffing Segment”), through acquisition of four temporary health care staffing companies in the last eighteen months.

     Contract Management Segment

     OptimumCare Corporation (the “Company”) was incorporated in California on November 25, 1986 and was reincorporated in Delaware on June 29, 1987. In mid-1987, the Company commenced the development and marketing of health care facility-based programs (“Programs”) to be managed by the Company primarily for the treatment of depression and certain other mental health disorders (“PsychPrograms”). After the Company obtains a contract for the establishment of one or more Programs at a host health care facility, the Company recruits and trains the staff needed to operate the Programs. Typically, the host health care facility provides a specified number of beds for the Program, as well as all other support services required for the operation of the Program, including nursing, dietary, housekeeping, billing and other administrative functions. The Company recruits and trains the staff to operate the Program. The Company’s staffing of a Program will usually include a medical director, a program director, a psychologist, a chief therapist and one or more counselors or social workers.

     Contracts are individually negotiated with each host health care facility and include approximately 20 beds for the Company’s inpatient contract, and 40 to 50 chairs for the Company’s partial hospitalization and outpatient contracts. Generally, the Company and the host health care facility negotiate a management fee based on the scope of services provided by the Company, number of beds or chairs, rates charged and reimbursements received by the facility. The health care facility charges the patient on a daily basis in accordance with a fee schedule of prescribed rates, except where the insurer provides for payment which is limited to a maximum number of days per patient. The Company receives a fixed monthly fee that is negotiated in advance of the contract initiation. Such fees range from an average of $22,500 per month for consulting type contracts to $65-85,000 per month for inpatient and partial hospitalization program management contracts. In some cases, reimbursement of direct costs are also received. Certain contracts contain provisions which deny portions or all of the management fee should patient days be ultimately appealed and denied by the patient payer.

     As of March 1, 2004, the Company had four contracts with three hospitals: one inpatient contract, two partial hospitalization contracts, and one management and marketing contract.

     On February 12, 2004 the Company acquired 100% of the stock of Friendship Community Mental Health Center, Inc., (“Friendship”) an Arizona corporation. Friendship operates a freestanding community mental health center in Phoenix, Arizona. Friendship is licensed by Medicare to provide outpatient behavioral health services, and currently operates a 40 seat Program five days a week.

     Temporary Healthcare Staffing Segment

     The Company has acquired three (3) temporary healthcare staffing companies during the past eighteen months, and has continued to pursue other acquisition opportunities in this segment. During 2003, the Company acquired two health care staffing businesses and suspended operations at one of these acquired businesses (See Note 11 to Financial Statements). The Company intends to continue to selectively consider further acquisitions in the healthcare staffing area. The Company regularly evaluates all staffing operations on performance criteria such as achieving revenue and profitability goals.

     The Company’s Temporary Healthcare Staffing Segment consists of two wholly owned subsidiaries, Associated Staffing Resources Inc. (“ASR”) and Heartline Inc. (“Heartline”). Both subsidiaries negotiate with clients on a site and job specific basis to provide skilled temporary workers at an hourly rate. ASR negotiates contracts with hospitals to provide staffing (primarily social workers and marriage and family counselors). The marriage and family counselors and social workers are employees of ASR. Heartline negotiates to provide registered nurses and other nursing related professionals to hospitals and clinics. Although both companies provide temporary staffers, they both have long-standing relationships with their existing client base and excellent reputations. While this is important, it is industry practice for hospitals experiencing staffing shortages to call on a number of staffing companies to fill the position. Generally, the first staffing company to call back with a qualified employee will fill the position. The predecessor company to ASR was in business in excess of 20 years as was Heartline when it was acquired in September 2003. Revenues from the Temporary Healthcare Staffing Segment approximate 58% of the Company’s consolidated 2003 revenues. Both ASR and Heartline are demonstrating internal growth of existing business. The staffing subsidiaries provide a solution to hospitals for short term staffing needs created by increases in patient care requirements or unavailability of permanent hospital staffers. A chronic staffing shortage is expected to worsen due to a decline in the number of nursing and social work professionals and increased demand, in some cases dictated by regulatory requirements. The success of the staffing subsidiaries is dependent on their ability to attract and retain qualified nurses and social workers.

     As of March 1, 2004, ASR had approximately 60 active hospitals under contract to provide temporary staffing services, located primarily in the Los Angeles, California area. In addition, ASR has contracts with several hospitals in Northern California, primarily the Bay Area. As of March 1, 2004, Heartline had approximately 75 active hospitals under contract to provide temporary staffing services, located primarily in the Los Angeles, California area.

(b) Financial Information About Industry Segments

     The Company’s Contract Management Segment develops, markets and operates contract Programs for behavioral health facilities. The Temporary Healthcare Staffing Segment subsidiaries negotiate with hospitals and other healthcare providers on a site and job specific basis to provide skilled temporary workers at an hourly rate. The following tables sets forth selected financial information about industry segments:

	Contract Programs	Staffing Services	Corporate	Total
Revenues
2003	$2,675,239	$3,715,765	$5,171	$6,396,175
2002	$4,129,113	$1,237,167	$26,512	$5,392,792
Net Income (Loss) From Continuing Operations
2003	$732,074	$(272,677)	$(1,352,652)	$(549,281)
2002	$1,098,141	$34,728	$(1,565,143)	$(432,274)
Total Assets
2003	$187,100	$634,667	$1,271,786	$2,093,553
2002	$340,119	$564,605	$1,849,398	$2,754,122

(c) Narrative Description of the Business

Products

     Contract Management Segment

     OptimumCare’s Psych Programs (“Inpatient Program”) . The Inpatient Program is a medically-supervised psychiatric care program for short term intensive evaluation and treatment of patients with diagnoses ranging from acute depression to serious and chronic behavioral health problems, such as schizophrenia. Patients receive treatment 24 hours per day, which includes individual psychotherapy, medication regimen, group therapy, and discharge planning and placement, under the supervision of a psychiatrist in conjunction with a multi disciplinary team (registered nurses, licensed vocational nurses, social workers, activity therapists, medical physicians, and mental health workers). The Company estimates that the average length of stay for a patient in an Inpatient Program is approximately 3-10 days.

     OptimumCare’s Partial Hospitalization Programs (“Partial Hospitalization”). Partial Hospitalization is a treatment approach that provides an alternative to inpatient treatment. It provides a daily program for a maximum of 20 hours per week, prescribed by psychiatrist. It is for voluntary patients with serious behavioral health disorders who require intensive and multi disciplinary treatment, which cannot be provided in a less intensive outpatient setting. As an alternative to inpatient treatment, it provides a more flexible, less costly and less restrictive form of treatment. Treatment consists of group therapy, activity therapy, medication monitoring, and individual therapy related to the specific needs of each client. The Program staff acts as a liaison in assisting the client in accessing resources within the community. The Company estimates that the average length of stay for a patient in a partial hospitalization program is approximately 3 weeks to 3 months.

     OptimumCare’s Outpatient Services. Outpatient Services is a component of a partial hospitalization program intended for patients with long-term, chronic conditions. Treatment must, at a minimum, be designed to reduce or control the patient’s psychiatric symptoms so as to prevent relapse requiring a higher level of care. For patients with long-term, chronic conditions, control of symptoms and maintenance of a functional level to avoid further deterioration or hospitalization is an acceptable expectation of improvement. Outpatient Services is a voluntary program. Patients attend up to a maximum of 10 hours a week, as prescribed by a psychiatrist, under the direct supervision of the multi disciplinary team. Treatment includes individual and group therapy with a range of activities geared toward the individual needs of each patient. Length of stay varies, depending on the needs of the individual. Outpatient Services provides a third level in the continuum of care that enables patients to enter an OptimumCare program at an appropriate level, then advance as their treatment progresses to a point where they feel confident, productive and able to experience life fully with minimal intervention.

     Contract Managment Staffing. The PsychProgram and Partial Hospitalization Programs are staffed by the Company with a medical director, a program manager, and in some cases, a psychologist, a chief therapist, and at least one therapist or social worker. The key staff members are the medical director and the program manager. The medical director is a licensed psychiatrist who is a staff member of the host health care facility and is engaged as an independent contractor charged with the responsibility for overseeing the administration of the Program from a medical/regulatory compliance viewpoint. In addition to the medical director who is responsible for administering the clinical aspects of the contract, the Company often engages co-medical directors in each community in which a Program is located. These co-medical directors are licensed psychiatrists or psychologists. They provide administrative assistance to a Program and represent it at various professional activities in the local community. The co-medical directors are compensated at a fixed monthly rate, depending on the amount of time they commit to supporting the Company’s Programs. The Company’s employees and contractors at each program are subject to approval and pre-employment screening by the host health care facility. The Company has not experienced any difficulty in locating qualified medical directors from the hospital staff to affiliate with the Company’s Programs. The program manager is a full time employee of the Company and usually has completed either a bachelor’s or master’s degree program in psychology or social work. Program managers are officed at their respective Program’s facility.

     Contract Operations. The Company provides a host health care facility with staff recruitment, a two-week pre-opening in-service nurse and hospital employee training program, program management, continuing education, community education, ongoing public relations and program quality assurance. The Company provides these training programs to the host health care facility as part of its contract management services. Typically, nursing, dietary, X-ray, laboratory, housekeeping, admissions and billing are the responsibility of the host health care facility.

The following is a list of current contracts:

	TYPE OF	CONTRACT
	PROGRAM	EXPIRATION DATE
CONTRACT #1	INPATIENT START DATE:	NOVEMBER 2004(1)
11/91

CONTRACT #2	PARTIAL START DATE:	OCTOBER 2004
10/92

CONTRACT #3	PARTIAL START DATE:	JUNE 30, 2004
9/95

CONTRACT #4	MANAGEMENT AND MARKETING CONSULTING START DATE:	JUNE 15, 2004
6/02

(1) Automatically extended for successive one year periods, unless terminated with 120 days notice. (2) Automatically extended for successive one year periods, unless terminated with 90 days notice.

     Payment for Services (Contract Management). Patients are screened by the host healthcare facility prior to admission. Screening procedures include verification of the existence and extent of insurance coverage. It is the host health care facility’s responsibility to bill and collect the fees charged to the patient for all program services. The Company in turn bills the host health facility for services provided at the specified contract rate. Generally, the Company bills the host health care facility within five days after the close of the month in which the services were rendered. Except in the cases where the contracts provide for specific hold backs for ultimately denied days, the majority of the contracts do not specifically provide that the Company shall bear any risk of non-payment by the host healthcare facility. However, industry practice dictates that the Company acknowledge that a certain percentage of the fees will be uncollected by the host health care facility. Thus, accommodations are expected to be made on a case-by-case basis with each host health care facility (except where there is an express contractual provision which governs this issue) to offset some portion of Program patients’ bad debts experienced by the host health care facility.

     Temporary Healthcare Staffing Services

     Both ASR and Heartline allow hospitals to procure the expertise of qualified healthcare professionals on a temporary basis without incurring the burden of seeking, training and employing such individuals. Almost every healthcare facility has short term staffing needs caused by scheduling conflicts, employee absences, and chronic shortages of labor. This is particularly true of nursing professionals, many of whom like the freedom and flexibility allowed by working “temp”.

     ASR and Heartline temporary staffing service workers are qualified healthcare professionals (primarily marriage and family counselors and social workers for ASR, and nursing professionals (RN’s, LVN’s, and some CNA’s) for Heartline). Both Heartline and ASR recruit individuals by limited advertising in certain trade journals. However, most of the employees are referred to the Company through other employees and professionals in the healthcare industry. Potential employees are carefully screened based on their prior experience. ASR and Heartline both accept only highly trained candidates since employees need to be able to respond in various environments, in a very independent manner.

     ASR currently has approximately 60 active hospitals that contract for its services. Heartline currently has approximately 75 active hospitals under contract to provide temporary staffing services Contracts specify the rate per hour charged for services commensurate with the level of training of the employee. Contracts are typically for one year and are not mutually exclusive between the hospital and Heartline or ASR. The hospital supervisor engaged by Heartline and ASR approves the hours worked by employees through time sheets, which serve as the source documents for billing the hospital and paying the employee wages. Both Heartline and ASR have small administrative staffs and utilize a computer software application to perform these billing and payroll tasks.

Regulatory Matters

     General. The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, mental health facilities and reimbursement for such services. These regulations impact the development and operation of mental health programs managed by the Company for its client hospitals. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the mental health sectors. Regulations that affect the Company relate to controlling the growth of health care facilities, requiring licensure of the host health care facility, requiring certification of the program at the host facility and controlling reimbursement for health care services. Licensure of facilities and certification of programs are state requirements, while certification for Medicare is a federal requirement. Compliance with the licensure and certification requirements is monitored by annual on-site inspections by representatives of the licensing agencies. Loss of licensure or Medicare certification by a host facility could result in termination of a contract with the Company.

     Licensing and Certification. Hospital facilities are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental health programs which the Company manages are also subject to licensure and certification requirements. The Company assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to commence operations. In granting and renewing a facility’s licenses, governmental agencies generally consider, among other factors, community needs, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. The Company believes that the mental health programs it manages and the facilities of the client hospitals used in the operation of such programs comply in all material respects with applicable licensing and certification requirements.

     Medicare and Medicaid. Many of the hospitals with which the Company contracts have a large number of Medicare and Medicaid patients. It is unknown whether in the future other contracts or programs will be dependent on a disproportionate amount of Medicare/Medicaid patients. However, the Company has negotiated with these hospitals whereby it is paid a flat monthly fee with a hold back for days ultimately denied which exceed a specified threshold. Thus, except in its operation of the recently acquired community mental health center in Arizona, the Company is not directly dependent on Medicare or Medicaid for payment under its current contracts. The healthcare facilities rely upon payment from Medicare. The healthcare facilities are reimbursed their costs on an interim basis by Medicare fiscal intermediaries and the health care facilities submit annual cost reimbursement reports to the fiscal intermediaries for audit and payment reconciliation. The healthcare facilities seek reimbursement of the Company’s management fees from these fiscal intermediaries as part of their overall payments from Medicare. Revision of legislation related to Medicare/Medicaid reimbursement, if enacted, could have a negative effect on the revenues of the hospitals with which the Company contracts. Generally, the Company’s agreements with hospitals require the Company and the hospital to renegotiate rates in the event of a significant legislative change which affects the compensation received by the hospital. It is uncertain at this time to what extent the Company’s revenues may be impacted by changes to Medicare/Medicaid policies.

     The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs. The Secretary of Health and Human Services has primary federal responsibility for administering the Medicaid program that has been delegated to CMS. States are not required to participate in the Medicaid program. States that choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations and policies of the Secretary, and their approved state plans. The federal Medicaid statute establishes minimum standards for state plans but states have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs.

     Federal law contains certain provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, these provisions state that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. As part of its on-going regulatory and regulatory compliance program initiatives, the Company and its client hospitals have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

     Provider Based Facilities. Medicare is part of a federal health program which is administered by the U.S. Department of Health and Human Services which has established Centers for Medicare and Medicaid Services (“CMS”) formerly known as Health Care Financing Administration (“HCFA”) to promulgate rules and regulations governing Medicare and the benefits associated therewith. In April 2000, the U.S. Department of Health and Human Services (“HHS”) adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002, CMS issued amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of “off-campus” locations and additional specific requirements applicable to “off-campus” locations operational under a management contract. All of the programs currently managed by the Company are treated as “provider based” programs by CMS. This designation is important since partial hospitalization services are covered only when furnished by a “provider,” i.e., a hospital. In general, entities will be considered provider-based if they are operated under the same license and common ownership and control, under the main provider’s direct day-to-day supervision, clinically and financially integrated with the main provider, held out to the public as part of the main provider, and located near the main provider and serve the same patient population. The Company believes that the programs it currently manages will continue to be treated as “provider- based.” To the extent the partial hospitalization programs are not located in a site which is deemed by CMS to be “provider-based,” there would not be Medicare coverage for the services furnished at the site under Medicare’s partial hospitalization benefit.

     Prospective Payment System. During August 2000, the Company implemented a prospective payment system for all outpatient hospital services. The amount paid by Medicare is a per diem fee adjusted by a geographic wage index, less a “coinsurance” of twenty percent (20%) of the charges which is ordinarily to be paid by the patient. The coinsurance must be charged to the patient by the provider unless the patient is indigent. If the patient is indigent, or if the patient does not pay the provider the billed coinsurance amounts after reasonable collection efforts, the Medicare program will in some instances pay these amounts as allowable Medicare bad debts. Interim payments under the prospective payment system are currently being phased in over a three year period. A portion of the per diem fee is actually computed on a cost to charge formula. Aggregate reimbursements to most of the healthcare facilities with which the Company contracts have not materially changed from those previously received prior to the implementation of the prospective payment system.

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

     Certificate of Need Laws. Certificate of need (“CON”) laws in some states require approval for capital expenditures in excess of certain threshold amounts, expansion of bed capacity or facilities, acquisition of medical equipment or institution of new services. If a CON must be obtained, it may take up to 12 months to do so, and in some instances longer, depending upon the state involved and whether the application is contested by a competitor or the state agency. CON’s usually are issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time. Certain states, including California, Texas, Utah, Colorado and Arizona, have enacted legislation repealing CON requirements for the construction of new health care facilities, the expansion of existing facilities and the institution of new services. Some states have enacted or have under legislative consideration “sunset” provisions which require the review, modification or deletion of these statutes when no longer needed. The Company is unable to predict whether such legislative proposals will be enacted but believes that the elimination of CON requirements positively impacts its business.

     JCAHO Accreditation. The Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”), at a facility’s request, participates in the periodic surveys conducted by state and local health agencies to ensure continuous compliance with all licensing requirements by health care facilities. JCAHO accreditation satisfies certain of the certification requirements for participation in the Medicare and Medicaid programs. A facility found to comply substantially with JCAHO standards receives accreditation. A patient’s choice of a treatment facility may be affected by JCAHO accreditation considerations because most third-party payers limit coverage to services provided by an accredited facility. All of the hospitals currently under contract with the Company have received JCAHO accreditation.

     Patient Referral Laws. Various state and federal laws regulate the relationships between health care providers and referral sources, including federal and state fraud and abuse laws prohibiting individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for the furnishing of health care services or items. These federal laws generally apply only to referrals for items or services reimbursed under the Medicare or Medicaid programs or any state health care program. The objective of these laws is generally to ensure that the purpose of a referral is quality of needed care and not monetary gain by the referring party. Violations of such laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

     Under a significant number of its management contracts, the Company receives a variable fee related in part to average daily patient census or number of admissions or discharges in a given period for the mental health program. In addition, the Company has entered into agreements with physicians to serve as medical directors at the mental health programs and facilities managed by the Company, which generally provide for payments to such persons by the Company as compensation for their administrative services. These medical directors also generally provide professional services at such programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain “safe harbors” for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between the Company and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company’s activities, while not challenged thus far, will not be challenged by regulatory authorities in the future.

     Stark II. The Omnibus Budget Reconciliation Act of 1993 contains provisions (“Stark II”) prohibiting physicians from referring Medicare and Medicaid patients to an entity with which the physician has a “financial relationship” for the furnishing of a list of “designated health services” including physical therapy, occupational therapy, home health services, and others. If a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties.

     Improper Billing. Other provisions in the Social Security Act authorize other penalties, including exclusion from participation in Medicare and Medicaid, for various billing-related offenses. HHS can also initiate permissive exclusion actions for such improper billing practices as submitting claims “substantially in excess” of the provider’s usual costs or charges, failure to disclose ownership and officers, or failure to disclose subcontractors and suppliers. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities.

     HIPAA. Additionally “HIPAA” granted expanded enforcement authority to HHS and the U.S. Department of Justice (“DOJ”), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (“OIG”) of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

     Government Owned Facilities. Some of the hospitals with which ASR and Heartline contract are government owned and require various levels of government approval. There is no indication that this issue presents a risk to ASR or Heartline’s ability to seek or obtain these types of contracts.

     Practice of Medicine. The laws of various states in which the Company may choose to operate, including California, generally prevent corporations from engaging in the practice of medicine. These laws (e.g., Section 2052 of the California Business and Professions Code), as well as applicable case law, were enacted to protect the public from the rendering of unnecessary medical or other services for treatment of the ill. Although the Company has not obtained a legal opinion, it believes that the establishment and operation of Programs will not cause it to be engaged in the “practice of medicine” as that term is used in such laws and regulations. These laws and regulations are subject to interpretation and, accordingly, the issue is not free from doubt. Since the Company has not sought or obtained any rulings, there can be no assurance that state authorities or courts will not determine that the Company is engaged in the unauthorized practice of medicine. If such a determination is made and is not overturned, the Company would have to terminate its operations in that state.

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

     Future Legislation. The Company anticipates that additional legislation may be adopted focusing on controlling health care costs and improving access to medical services for persons who are uninsured. Such legislation may also affect the amount that health care providers can charge for services. The Company believes that it is well positioned to respond to these changes and that it is likely that the Company will experience a lesser impact than other companies in the health care industry based on the fact that the Company has already focused its efforts on shortening patient stays and has historically provided a greater percentage of its services to Medicaid patients than have many of its competitors. Given the recent political mandate for health care reform, it appears likely that health care cost containment will occur. However, legislation has begun to recognize the need for placing mental health illness on par with other physical ailments. For example, federal legislation effective in 1998, (the Kennedy-Kassebaum bill), mandates parity with other reimbursable medical services for those who receive behavioral health care. This law raised the lifetime cap from the current $50,000 level to $1 million. The Company is practiced in administrating “managed care type” programs and is familiar with the pressures of improving productivity and reducing costs.

Marketing

     The Company’s marketing efforts for the Contract Management Segment are primarily directed toward increasing the number of management contracts by either the takeover of existing programs operated by others or the establishment of new Partial Hospitalization or Psych Programs in geographically desirable areas. The Company believes that its ability to secure new contracts is based on its reputation as a quality provider coupled with its history of low length of patient stays resulting in less uncompensated care. The Company is continuing to make efforts to expand the number of its operational contract programs and has contracted with a consulting firm managed by one of the Company’s previous directors to pursue an aggressive marketing program.

     Sales calls are primarily directed at health care facilities which may be experiencing a low or declining patient census and facilities in geographically desirable areas. After a contract is obtained, the Company prepares a detailed marketing development strategy aimed at attracting patients to the Programs.

     The Program director for each Psych Program at the host health care facility develops a local plan, in conjunction with the Program community liaison. The strategy is to increase public awareness of the Program. All Programs share the goal that is consistent with the Company’s overall plan. The host hospital’s administrative and medical staffs are also encouraged to participate in community relations activities.

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

     Marketing efforts of ASR and Heartline for the Temporary Healthcare Staffing Segment is detected at hospitals through advertising in various trade journals and publications primarily in the Los Angeles, California area. However, most of the contracted hospitals are referred to the Company by other healthcare professionals.

Patents and Trademarks

     The Company holds a federal service mark, Registration #1628745, for its trade name “OptimumCare.” The Company has marketed its programs under the names “OptimumCare PsychProgram” and “OptimumCare Treatment Program.”

Seasonality

     The Company acknowledges that contract management patient volume appears to be susceptible to some seasonal variation. Census tends to substantially decrease near certain holidays, particularly during the fourth quarter, where individuals are more reluctant to hospitalize family members. However, all of the Company’s contracts are based on fixed monthly management fees, which eliminate seasonal risk.

Working Capital Items

     The Company expects to experience an initial delay of up to 90 days in receipt of revenues after each Program is opened due to the normal processing time for the billing/payment cycle of the host health care facilities. The Temporary Staffing division experiences delays of between 30-90 days from date of service to receipt of payment.

Dependence on a Few Customers

     In its Contract Management Segment, the Company presently has four Contracts operating with three hospitals. The Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of a contract customer has a significant adverse effect on the Company’s profit margin. In contrast, in its Temporary Healthcare Staffing Segment, the Staffing subsidiaries have a large number of small contracts with various hospitals but one customer (Veteran’s Administration/Homeless Center) represents eleven percent (11%) of total staffing revenues. This mitigates some of the risk associated with the Company’s dependence on a few contracts in its Contract Management Segment.

Competition

     In its Contract Management Segment, the Company competes with other health care management companies for contracts with acute care hospitals. Also, the Company’s Programs will compete for patients with the programs of other hospitals and other health care facilities. The success of the Company’s Programs is also dependent on its ability to establish relationships with sources of patient referrals.

     In this segment, the Company’s principal competitors include Horizon Health Services. In addition, some health maintenance organizations (“HMOs”) offer competing programs; however, the HMO-owned hospitals typically do not provide inpatient psychiatric services, or coverage for these services. Most HMOs also do not provide programs for partial hospitalization or substance abuse, but often provide coverage for these programs, usually at a reduced rate.

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

     Competition among temporary healthcare staffing companies is generally based on the quality of the personnel provided, availability to fill shifts, responsiveness and price. Hospitals and clinics require qualified personnel nurses to fill staff vacancies and to allow for flexibility and efficiency due to change in the number of patients being treated and their acuity. A hospital’s or clinic’s success is predicated, in part, on the ability to staff quality healthcare personnel. In the Temporary Healthcare Staffing Segment, the Company competes with other staffing companies for contracts with health care facilities. Principal competitors in the industry are Medical Staffing Network Holdings, Cross Country Inc., Delta-T, Intellistaff, and AMN Healthcare Services, Inc. These companies have significantly greater financial and other resources than the Company. However, much of the business is based on referrals, reputation and geographic area. As such, ASR believes that it has no significant competitor in the Los Angeles area. Heartline competes with a number of generally small nurse registry and staffing companies in the Los Angeles area.

Employees

     As of March 1, 2004, the Company employed approximately 45 persons full-time and 57 persons part-time. Those figures do not include physicians and psychiatrists who are medical directors of the Company’s Programs and not Company employees.

Item 1A – Cautionary Statement Regarding Future Results, Forward-Looking Information And Certain Important Factors

The Company’s contract management business depends on a few customer contracts, the loss of which could negatively affect the Company’s operating results.

     The Company currently has four contracts with three hospitals to provide behavioral healthcare services. These contracts provided approximately 42% of the Company’s consolidated revenue for the fiscal year ended December 31, 2003. In general, the terms of each contract are for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. Loss of all of these contracts would, and loss of any one of these contracts could, have a material adverse effect on the Company.

The Company’s revenues and profitability may be negatively affected by cuts in government spending for healthcare programs.

     A significant portion of the Company’s revenue is indirectly derived from federal, state and local governmental agencies, including state Medicaid programs, which provide reimbursements and other funding to the health care facilities that contract with the Company for behavioral healthcare services. Reimbursement rates vary from state to state, are subject to periodic negotiation and may limit the Company’s ability to maintain or increase the rates it charges to health care facilities for services performed by the Company. The Company is unable to predict the impact on its operations of future regulations or legislation affecting Medicaid or Medicare programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on the Company. Moreover, any reduction in government spending for such programs could also have a material adverse effect

Healthcare reform could negatively impact the Company’s business opportunities, revenues and margins.

     Both the U.S. government and state governments have sought to control increasing healthcare costs through legislation, regulation and voluntary agreements with health care providers. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals that were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Although the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses and counselors. If this were to occur, the Company would have fewer business opportunities, which could seriously harm the Company’s staffing business.

The Company operates in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce the Company’s revenues and profitability.

     The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If the Company fails to comply with the laws and regulations that are directly applicable to its business, the Company could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

     The extensive and complex laws that apply to the Company’s hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for the Company’s behavioral health and temporary staffing services. For example, the Company’s hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, the Company’s hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect the Company’s hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for the Company’s services.

Significant legal actions could subject the Company to substantial uninsured liabilities.

     The management, administration and delivery of behavioral healthcare treatment and temporary staffing services entails significant risks of liability. The Company may become subject to claims of professional liability for alleged intentional torts, malpractice or negligence for the acts or omissions of the Company’s employees or temporary healthcare professionals and social workers. These risks may be particularly serious if patients enrolled in the Company’s behavioral health programs become involved in serious incidents that cause harm to themselves or others. In some instances, the Company is required to indemnify its clients against some or all of these risks. A failure of any of the Company’s temporary workers or healthcare professionals to observe the Company’s policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity or other damages. The Company’s professional malpractice liability insurance and general liability insurance coverage may not cover all claims against the Company or continue to be available to the Company at a reasonable cost. If the Company is unable to maintain adequate insurance coverage or if the Company’s insurers deny coverage, the Company may be exposed to substantial liabilities which could have a serious negative impact on the Company’s financial condition.

The Company has suffered operating losses for the past three years and it is uncertain when the Company will return to profitability, if at all.

     For each of the fiscal years ending December 31, 2003, 2002 and 2001, the Company had net losses of approximately $893,255, $432,274 and $572,398, respectively. There is no certainty that the Company will be successful in implementing any of the plans of management to restore the Company to profitability and to achieve and maintain positive cash flow on an ongoing basis.

The Company requires additional funds, but the availability of future funding is uncertain.

     The Company’s management believes that the Company’s ability to increase business is dependent on its ability to have available investment and working capital and, therefore, the Company will require additional funding. Management is currently pursuing sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital in fiscal 2004. The Company cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company and, if available, whether the terms of such financing would be acceptable to the Company.

The Company’s profits could be negatively affected by unanticipated variable costs that cannot be passed on to customers.

     The Company provides its behavioral health management services to host facilities substantially on a fixed fee basis. As a result, the Company’s operations are at risk for unanticipated variable costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company.

If the Company is unable to attract qualified nurses and other healthcare professionals for its temporary healthcare staffing business, the Company’s business could be negatively impacted.

     The Company relies significantly on its ability to attract and retain nurses and other healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of its hospital and healthcare facility clients. The Company competes for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. Some of these companies may have greater marketing and financial resources than the Company does. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, the Company may not be able to remain competitive in this segment of its business. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, the Company could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm the Company’s operating results and cause the price of its stock to decline. In addition, the development of alternative recruitment channels could lead the Company’s hospital and healthcare facility clients to bypass the Company’s staffing services, which would also cause its revenues and margins to decline.

Because the Company does not have long-term agreements or exclusive contracts with its hospital and healthcare facility clients, the Company’s staffing business depends upon its continued ability to secure and fill new orders.

     The Company does not have long-term agreements or exclusive guaranteed order contracts with hospital and healthcare facility clients for their temporary staffing needs. Accordingly, the success of the Company’s staffing business depends upon its ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with temporary healthcare professionals. The Company’s hospital and healthcare facility clients are free to place orders with the Company’s competitors. Therefore, the Company must maintain positive relationships with hospital and healthcare facility clients. Failure to maintain positive relationships with hospital and healthcare facility clients, may inhibit the Company from generating new temporary healthcare professional orders and the Company’s business may be adversely affected. In addition, reacting to concerns over agency utilization in prior years, hospitals and other healthcare facilities have devised strategies to reduce agency expenditure and limit overall agency utilization. If current pressures to control agency usage continue and escalate, the Company will have fewer business opportunities, which could harm its staffing business.

Competition for acquisition opportunities may restrict the future growth of the Company’s business by limiting the Company’s ability to make acquisitions at reasonable valuations.

     The Company has acquired four companies since July, 2002 and intends to acquired additional businesses in the future. The Company has historically faced competition for acquisitions. In the future, this could limit the Company’s ability to grow by acquisitions or could raise the prices of acquisitions and make them less attractive.

The Company may face difficulties integrating its acquisitions into its operations and its acquisitions may be unsuccessful, involve significant cash expenditures or expose the Company to unforeseen liabilities.

     The Company continues to evaluate opportunities to acquire healthcare staffing companies that complement or enhance its business. These acquisitions involve numerous risks, including:

•	potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into the Company’s business;

•	difficulties integrating acquired companies into the Company’s operating, financial planning and financial reporting systems;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare regulations.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could seriously harm the Company’s financial condition and results of operations. Any acquisition may ultimately have a negative impact on the Company’s business and financial condition.

Item 2 – Properties

     The Company maintains its corporate offices in an approximately 1,277-square-foot suite of executive offices in Laguna Niguel, California, under a lease agreement providing for a monthly base rent of $2,235 that expires June 30, 2004. The Company leases additional satellite corporate offices in Culver City and Venice, California. The lease agreement for Culver City, California provides for a monthly base rent of $3,652 subject to rent increases scheduled annually through the lease expiration date of November 30, 2006. The lease agreement for Venice, California provides for a monthly base rent of $2,971 and is on a month to month basis. In addition, the Company also maintains an office in Mission Hills, California to service potential incoming patient inquiries under a lease agreement providing for a monthly base rent of $1,342, which expires October 31, 2004. The Company’s Heartline subsidiary operates out of the corporate offices in Culver City. ASR leases office space in Los Angeles under a lease which provides for a monthly rent of $2,500 and which expires August 1, 2005. The Company leases space for the operation of a community mental health center in Phoenix, Arizona for a monthly rent of $4,663 under a lease which expires on April 1, 2005. The Company believes that this office space is adequate for its reasonably foreseeable needs. It is expected that the expiring leases will be renewed on similar terms.

Item 3 - Legal Proceedings

     The Company is involved in legal proceedings stemming from its suspension of its temporary nurse staffing business in Florida. On September 22, 2003, Chicago Care Nurse Staffing, Inc., John W. Stephens, Joshua G. Zayas and Aaron Schwartz filed a Complaint against the Company and its wholly owned subsidiary, OptimumCare Staffing, Inc. in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 03CA-8783, Div. 34. The Complaint alleges breach of contract, fraud in the inducement and unjust enrichment actions with respect to an asset purchase agreement pursuant to which OptimumCare Staffing, Inc. acquired the assets of Chicago Care, breach of contract and unpaid wages claims with respect to employment agreements with the three individual plaintiffs, and an action to declare the non-compete agreements with the individual plaintiffs void. The parties have stipulated to the dismissal of the Complaint. Plaintiffs will pursue their claims in arbitration under the rules of the American Arbitration Association as provided in the various agreements. The Company believes that it has meritorious defenses and intends to defend itself vigorously. Dispute resolution, even through arbitration, is costly and subject to inherent uncertainties and an unfavorable result could result in a material adverse impact on the results of operations in a future period or periods. Accordingly, during the period ended December 2003, management has recorded a reserve for potential legal expenses for this matter of $100,000.

Item 4 - Submission of Matters to Vote of Security Holders

     Inapplicable.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Security Holder Matters

Market Information

     The Company’s common stock is currently quoted on the over the counter “OTC” electronic bulletin board under the symbol OPMC. The following table sets forth, for each of the fiscal periods indicated, the range of high and low sale prices per share as reported by the OTC bulletin board.

	High Bid	Low Bid
2003:
Fourth Quarter	$.50	$.15
Third Quarter	.51	.20
Second Quarter	.30	.14
First Quarter	.25	.14
2002:
Fourth Quarter	$.31	$.13
Third Quarter	.38	.13
Second Quarter	.45	.17
First Quarter	.63	.34

     The listed prices represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 23, 2004, there were approximately 220 record holders of our common stock.

Dividends

     The Company has not paid or declared cash dividends on its Common Stock. The Company does not anticipate the payment of cash dividends on its common stock in the foreseeable future.

     The transfer agent for the Company’s common stock is American Stock Transfer & Trust Company, New York, New York.

Item 6 — Selected Financial Data

     The following selected financial data should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere herein, and such data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The data as of and for the years ended December 31, 2003, 2002 and 2001 are derived from the Company’s Financial Statements for such years which were audited by Lesley, Thomas, Schwarz & Postma, Inc. which Financial Statements are included elsewhere herein. The data as of and for the years ended December 31, 2000 and 1999 are derived from our audited financial statements that are not included in this report.

STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31

	2003	2002	2001	2000	1999
Contract Revenues	$2,675,239	$4,129,113	$6,906,496	$8,010,491	$10,553,427
Temporary Staffing Revenues	$3,715,765	$1,237,167	$0	$0	$0
Net (Loss) Income From Continuing Operations	($549,281)	($432,274)	($572,398)	$391,686	$365,798
Net (Loss) From Discontinued Operations	($343,974)	—	—	—	—
Net (Loss) Income From Operations	($893,255)	($432,274)	($572,398)	$391,686	$365,798
Basic (Loss) Earnings Per Share from Continuing Operations	($0.09)	($0.07)	($0.10)	$0.07	$0.06
Basic (Loss) Earnings Per Share from Discontinued Operations	($0.06)	—	—	—	—
Basic (Loss) Earnings Per Share	($0.15)	($0.07)	($0.10)	$0.07	$0.06
Diluted (Loss) Earnings Per Share From Continuing Operations	($0.09)	($0.07)	($0.10)	$0.06	$0.06
Diluted (Loss) Earnings Per Share From Discontinued Operations	($0.06)	—	—	—	—
Diluted (Loss) Earnings Per Share	($0.15)	($0.07)	($0.10)	$0.06	$0.06
Weighted Number Of Shares Outstanding	5,908,675	5,908,675	5,908,675	5,907,511	5,910,939
Total Diluted Shares	5,931,050	5,942,444	6,018,323	6,164,140	6,028,496
Cash Dividends Per Common Share	$0	$0	$0	$0	$0

BALANCE SHEET INFORMATION
AS OF DECEMBER 31

	2003	2002	2001	2000	1999
Total Assets	$2,093,553	$2,754,122	$4,053,950	$3,933,483	$3,462,345
Current Assets	$1,330,230	$2,397,040	$4,015,433	$3,398,132	$3,115,702
Current Liabilities	$536,693	$304,007	$1,171,561	$478,696	$415,182
Net Working Capital	$793,537	$2,093,033	$2,843,872	$2,919,436	$2,700,520
Long-Term Obligations	$0	$0	$0	$0	$0

     The comparability of the preceding financial information is materially affected by our acquisitions of Associated Social Resources, Inc. in July 2002, Social Work Services Inc. in November 2002, Chicago Care Nurse Staffing L.L.C. in March 2003 (OptimumCare Staffing), and Heartline Inc. in September 2003. We discontinued the operations of the OptimumCare Staffing / Chicago Care Nurse Staffing business in September, 2003. As a result, the data reflected above should not be considered indicative of our future financial condition or results of operations.

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

Liquidity and Capital Resources

     At fiscal year end 2003 and 2002, the Company’s working capital was $793,537 and $2,093,033, respectively. The decrease in working capital for the period is primarily due to the Company’s net loss, growth in the temporary staffing business and associated accounts receivable, and the acquisition of two new business entities in March and September 2003. In addition, management made the decision to suspend operations in its Florida health care staffing offices on September 5, 2003 due to underperformance. The nature of the Company’s business requires significant working capital to fund operations of its Programs as well as to fund corporate expenditures until receivables can be collected. Moreover, because each of the existing contracts represents a significant portion of the Company’s contract business, the inability to collect certain of the accounts receivable could materially and adversely affect the Company’s liquidity. As an example, in the second half of 2003 the Company was informed by one of its contract clients that it intended to withhold 50% of monthly payment for a period of 2-3 months as a result of a routine review of denied claims made by the hospital client. Although the Company believes it can ultimately recover these withheld monies, it has chosen to reflect invoices to this customer at 50% of normal billing for November and December of 2003. Accounts receivable for the contract business decreased primarily due to the collection of receivables from two contracts with one hospital that were terminated April 30, 2002.

     The accounts receivable of the temporary staffing business are less concentrated, but with one customer representing 11%. Accounts receivable from continuing operations at December 31, 2003 have decreased from those that existed at December 31, 2002. This is due to the net effects of more aggressive collection practices in the existing staffing business, growth in our non-Florida staffing operations, and recording of an allowance for doubtful accounts (see below) in the period ended December 31, 2003. Temporary staffing receivables from continuing operations at December 31, 2003 were $634,667. The Company evaluates the collectibility of its receivables in continuing operations on a case-by-case basis on a regular basis. In addition to the writeoff of impaired accounts receivable in the Company’s discontinued Florida staffing operation (reported in Note 11 to the financial statements), management has recorded an allowance for doubtful accounts for continuing operations of $200,000 at December 31, 2003.

     Cash flows used in operations were $471,907 for the year ended December 31, 2003. This primarily resulted from the net operating loss incurred during the year, discussed above.

     Cash flows used in investing activities were $703,980 for the year ended December 31, 2003. Funds used were payments for the purchase of three new business entities.

     Cash flows from financing activities were $475,268 for the period ended December, 2003. Funds were provided from the sale of marketable securities and a note payable from the seller of one acquired business.

     No cash was received from other financing activities for the year ended December 31, 2003. The Company had a line of credit with a bank which expired February 28, 2003. The maximum indebtedness under the line was $1,500,000. Amounts allowable for draw were based on 80% of certain qualified accounts receivable. In March 2004, the Company entered into a one year factoring agreement for certain account receivable from its ASR subsidiary. The factoring facility provides for a standby commitment of $500,000 with allowable invoice up to 90 days from date of invoice. The factoring facility imposes a daily interest charge on outstanding balances of .085%.

     On September 3, 2002, the Company acquired 100% of the issued and outstanding capital stock of Heartline Inc., a healthcare staffing company located in southern California, specializing in registered nurses. The total purchase price was $385,000. The purchase price included cash consideration of $225,000 and a promissory note in favor of the seller in the principal amount of $145,000. In addition, a brokerage fee of $15,000 was paid to a third party. The principal amount of the promissory note is subject to an upward or downward adjustment based on the dollar amount of sales collected during the one year period following the closing. The major assets of the business acquired are contractual relationships with healthcare agencies and hospitals and registered nurses who will be matched and managed utilizing computer software previously acquired by the Company. The acquisition is expected to add over $1 million in annual revenues to the temporary staffing segment of the Company.

     Management made the decision to suspend operations in its Florida health care staffing offices on September 5, 2003 due to underperformance. Operating losses related to the discontinued health care staffing operation total $(133,666) for the year ended December 31, 2003 and have been treated for reporting purposes as a discontinued operation. The Florida staffing agency represented health care staffing revenues of $637,198 and operating costs of $770,864 for the nine months ended September 30, 2003. In addition to the loss from operations, the Company has recorded a charge in the amount of $432,308 to reflect impairment of assets and goodwill and accrued shutdown costs.

     Contractual Obligations

     As of December 31, 2003, the Company had the following contractual obligations and commercial commitments:

Contractual Obligations	Total	2004	2005	2006	2007
Note Payable	$145,000	$145,000
Equipment Leases	$30,358	$8,472	$8,472	$8,472	$4,942
Office Leases	$192,381	$87,233	$62,637	$42,511
Total Contractual Obligations	$367,739	$240,705	$71,109	$50,983	$4,942

Results of Operations

     Fiscal Year 2003 Compared to Fiscal Year 2002

     The Company operated four Programs during the year ended December 31, 2003, and six programs during the year ended December 31, 2002. As of March 1, 2004, the Company had one inpatient, two partial hospitalization programs and one consulting contract. Net revenues from contract programs were $2,675,239 and $4,129,113 for the years ended December 31, 2003 and

2002, respectively. The decrease in net revenues is due to the decrease in the number of programs.

     Cost of contract services provided were $1,943,165 and $3,030,972 for the years ended December 31, 2003 and 2002. This decrease is due to the decrease in the number of contract programs.

     Revenues for continuing operations of temporary staffing services were $3,715,765 and $1,237,167 for the years ending December 31, 2003 and 2002. Costs of providing these services were $3,988,442 (including an allowance for doubtful accounts in the amount of $200,000 and a charge to reflect impairment of goodwill of $125,100) and $1,202,439 for the years ended December 31, 2003 and 2002. These figures for the year ended December 31, 2003 do not include revenues and costs of services for the suspended Florida health care staffing operation (see Note 11 to Financial Statements). Revenues and operations for the discontinued Florida temporary healthcare staffing operations commenced during the first quarter of 2003 and, therefore, there are no corresponding amounts for the previous year. Results of continuing operations in temporary staffing services for the year ended December 31, 2003 included operations of Heartline Inc. from September 3, 2003.

     Selling, general and administrative expenses were $1,362,301 and $1,843,882 for the years ended December 31, 2003 and 2002, respectively. The decrease is primarily due to the decrease in compensation expense among years partially offset by the increases in costs related to the acquisitions made during the year. Although certain positions were eliminated due to the downsizing of the contract program segment of the business, costs of independent consultants and legal costs necessary to perform the acquisitions have increased from the prior year.

     The provision for uncollectible accounts were $200,000 and $0 for the years ended December 31, 2003 and 2002, respectively. The Company provides for uncollectible accounts on a case by case basis. The provision for uncollectible accounts among periods relates to a decision to provide an allowance for staffing receivables.

     The Company’s income tax benefit has increased in 2003 over 2002 due to a larger net loss generated by the Company in 2003 including loss from discontinued operations.

     Net loss from continuing operations was $(549,281) and net loss including discontinued operations was $(893,255) for the year ended December 31, 2003 compared to a net loss of $(432,274) for the year ended December 31, 2002. The loss from continuing operations was primarily due to decreasing revenue coupled with the high costs of acquiring two new business entities during the year. Net loss from continuing operations would have been ($386,400) in 2003 without taking into account the two acquisitions and the effects of the discontinued operations.

     Concurrent with its strategy for expanding its contract business, the Company is in the process of acquiring strategic businesses with complimentary health care services. The Company acquired Friendship Community Mental Health Center Inc. located in Phoenix Arizona in February 2004. The Company had previously operated Friendship on a contract basis and is very familiar with the business. The Company has previously expressed an interest in acquiring other freestanding Medicare licensed behavioral health facilities as part of its behavioral health contract management segment as long as potential acquisitions do not compete with existing contract management clients. Beginning in 2002, the Company has also acquired four temporary healthcare staffing companies and closed two staffing companies. Revenues from acquired temporary staffing businesses comprise approximately 58% of consolidated annual revenues.

The Company has identified other acquisition candidates and intends to selectively continue to pursue expansion of this business segment.

     The Company’s contract business is dependent on a small customer base, presently consisting of three hospitals. However, the temporary healthcare staffing segment has a fairly large customer base consisting of approximately 100 active hospitals. The Company has a significant amount of variable expenses associated with the production of its revenues, although certain fixed costs do exist. To that end, the loss of certain customers could have a significant adverse effect on the Company’s profit margin.

     Fiscal Year 2002 Compared to Fiscal Year 2001

     The Company operated six programs during the year ended December 31, 2002, and nine programs during the year ended December 31, 2001. As of February 3, 2003, the Company had one inpatient, two partial hospitalization programs and one consulting contract. Net revenues from contract programs were $4,129,113 and $6,906,496 for the years ended December 31, 2002 and 2001, respectively. The decrease in net revenues is due to the decrease in the number of programs.

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

Critical Accounting Policies and Estimates

     Off-balance Sheet Financings and Liabilities. Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.

Impact of New Accounting Pronouncements

     Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company evaluates the recoverability of the carrying amount of these long-lived assets (including goodwill, fixed assets, and trademarks) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Accordingly, an impairment was recorded to goodwill and certain other assets in the discontinued operation. In addition, the Company has recorded an impairment of goodwill on its continuing staffing operations in the amount of $125,100. The Company will continue to evaluate the recoverability of the carrying amount of these long term assets, primarily goodwill.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

     Immaterial.

Item 8 - Financial Statements and Supplementary Data

Financial Statements

     Our financial statements and related notes and schedules are contained on pages F-1 to F-19 of this report. The index to such items is included in Item 15(a)(i)

Quarterly Results

     The following table sets forth certain unaudited quarterly financial data for 2003 and 2002. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

QUARTERLY DATA FOR THE YEAR ENDED DECEMBER 31, 2003

	3/31/03	6/30/03	9/30/03	12/31/03
Contract Revenues	$686,892	$684,602	$692,332	$611,413
Temporary Staffing Revenues	$667,478	$860,449	$903,931	$1,283,907
Net Loss from Continuing Operations	($62,948)	($49,433)	($179,043)	($257,857)
Net (Loss) Profit From Discontinued Operations	($8,734)	($47,729)	($471,877)	$184,366
Net Loss	($71,682)	($97,162)	($650,920)	($73,491)
Basic Loss per share from Continuing Operations	($0.01)	($0.01)	($0.03)	($0.04)
Basic (Loss) Profit per share from Discontinued Operations	($0.00)	($0.01)	($0.08)	$0.03
Basic Loss per share of Common Stock	($0.01)	($0.02)	($0.11)	($0.01)
Diluted Loss per share from Continuing Operations	($0.01)	($0.01)	($0.03)	($0.04)
Diluted (Loss) Profit per share from Discontinued Operations	($0.00)	($0.01)	($0.08)	$0.03
Diluted Loss per share of Common Stock	($0.01)	($0.02)	($0.11)	($0.01)

QUARTERLY DATA FOR THE YEAR ENDED DECEMBER 31, 2002

	3/31/02	6/30/02	9/30/02	12/31/02
Contract Revenues	$1,388,758	$1,247,750	$756,573	$736,032
Temporary Staffing Revenues	$0	$0	$486,170	$750,997
Net (Loss) Income	($126,152)	$83,383	($295,903)	($93,602)
Basic (Loss) Earnings Per Share Of Common Stock	($0.02)	$0.01	($0.05)	($0.02)
Diluted (Loss) Earnings Per Share Of Common Stock	($0.02)	$0.01	($0.05)	($0.02)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Inapplicable.

Item 9A – Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The directors and executive officers of the Company are:

Name	Age	Position
Edward A. Johnson	58	Chief Executive Officer, Principal Financial Officer, Secretary and Chairman of the Board

Mulumebet G. Michael	55	Director, President and Chief Operating Officer

Gary L. Dreher	57	Director

Michael S. Callison	65	Director

Peter C. McMahon	55	Director

     Each director serves for an indefinite term until his or her successor has been elected and qualified. We do not hold annual stockholder meetings to elect directors. Each executive officer serves at the pleasure of the Board of Directors. Mr. Dreher, Mr. McMahon, and Mr. Callison each receive compensation of $500 per month for service as directors. In addition, Mr. Dreher and Mr. McMahon each receive compensation of $500 per month for their service on the Audit Committee. No other directors receive any director’s fees or other compensation for their services, as such, but all directors receive reimbursement for their expenses in attending meetings of the Board of Directors.

Edward A. Johnson - Chairman & CEO

Mr. Johnson has spent almost his entire professional career in behavioral healthcare services and co-founded OptimumCare in 1986. He has been a director of the Company since 1986. As Chief Executive Officer, Mr. Johnson has overall responsibility for developing strategic program direction with the firm’s current and future healthcare providers at hospitals, medical centers and community care centers. He also monitors and evaluates trends shaping the healthcare industry that will impact the Company. In response, from this larger perspective, he fashions policies, procedures and systems to maximize patient service while enhancing profitability for OptimumCare and value for its shareholders. Mr. Johnson received an M.S. degree in psychology and a B.A. degree in business from Colorado State College. He is also licensed in California as a Marriage and Family Counselor.

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

Michael Callison – Director

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

Peter C. McMahon - Director

Mr. McMahon was elected to the Board of Directors during November 2003. Mr. McMahon has practiced law for over 26 years with an emphasis on business litigation and estate planning. Representative clients include Fortune 500 Companies and numerous high net worth individuals. Mr. McMahon practices in Laguna Beach, California with the firm of McMahon and McMahon. Mr. McMahon received his B.A. degree from University of California, Santa Barbara and his law degree from Western State University College of Law Fullerton, California.

Audit Committee

     The Audit Committee consists of Gary L. Dreher and Peter C. McMahon, each of whom is considered independent under applicable securities laws. The Board has determined that Peter Gary Dreher meets the criteria of an “audit committee financial expert” as that term is defined in the SEC rules. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.

Report of the Audit Committee

     The Board of Directors has not adopted a written charter for the audit committee. The audit committee has reviewed and discussed the audited financial statements with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No.1 (Independence Standards Board Standard No.1, Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountant the independent accountant’s independence. Based on the review, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Gary L. Dreher
Peter C. McMahon

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2003, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that Peter McMahon did not timely file a Form 3 upon his appointment to the Board in November 2002.

Code of Ethics

     We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 30011 Ivy Glenn Drive, Suite 219, Laguna Niguel, California 92677.

Item 11 - Executive Compensation

     The following table sets forth the elements of compensation paid, earned or awarded for the named individuals. All aspects of executive compensation is determined by the Board of Directors.

SUMMARY COMPENSATION TABLE

						Long Term
		Annual Compensation				Compensation
							All Other
				Other Annual		(#)	Compensation
Name & Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)		Options/SARs	($)
Edward A. Johnson,	2003	295,243	—	—		—	16,405	(1)
Chief Executive Officer	2002	210,000	—	365,585	(2)	200,000	16,674	(1)
	2001	204,000	209,790	700,000	(2)	100,000	21,410	(1)
Mulumebet G. Michael	2003	93,158	—			—	—
President & Chief	2002	161,848	38,033			—	—
Operating Officer	2001	155,509	109,337			175,000	—
Helen Tvelia	2003	75,568	23,600			—
Program Director	2002	72,047	40,101			—
	2001	66,206	56,972			25,000

(1) Amounts represent the dollar value of car allowances and life insurance premiums paid to or on behalf of Mr. Johnson. The Company has obtained life insurance on the life of Mr. Johnson in the amount of $2,000,000, $1,000,000 for the benefit of the Company and $1,000,000 for the benefit of his estate. The amount included in table above represents only premiums paid on the policy for the benefit of Mr. Johnson’s estate.

(2) Payment to Settle Officer’s Debt

Option Grants in Last Fiscal Year

				Potential Realizable Value
				At Assumed Annual Rates
				Of Stock Price Appreciation
	Individual Grants			For Option Term
		% Of Total
		Options/SARs
		Granted To	Exercise Of				Grant Date
	Options	Employees In	Base Price	Expiration			Present Value
Name	Granted	Fiscal Year	($/Share)	Date	5% ($)	10% ($)	($)*
Edward A. Johnson	0	0%	$—		0	0
Mulumbet. G Michael	0	0%	$—		0	0
Helen Tvelia	0	0%	$—		0	0

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes options and SARs exercised during 2003, and presents the value of unexercised options and SARs held by the named individuals at fiscal year end:

				Value Of
			Number Of Unexercised	Unexercised
			Options/SARs At	In-The-Money
	Shares Acquired On		Fiscal	Options/SARs At
Name	Exercise (#)	Value Realized ($)	Year-End (#)	Fiscal Year-End ($)*
Edward A. Johnson	0	0	0	0
Mulumebet G. Michael	0	0	0	0
Helen Tvelia	0	0	0	0

* The difference between fair market value at March 1, 2004 and the exercise price.

Compensation of Directors

     Directors are entitled to reimbursement for expenses incurred in attending board meetings. In addition, Mr. Dreher, Mr. McMahon, and Mr. Callison each receive $500 per month for their service on the Board. Mr. Dreher and Mr. McMahon began receiving an additional $500 per month for their service on the Audit Committee, effective October 1, 2002.

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

Board Compensation Committee Report on Executive Compensation

     The entire Board of Directors is responsible for determining the Chief Executive Officer’s compensation. The Board’s approach to compensation is to offer competitive salaries in comparison with market practices.

Edward A. Johnson
Mulumebet G. Michael
Gary L. Dreher
Michael S. Callison
Peter C. McMahon

Stock Performance Graph

     The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Company’s stockholders during the five year period ended December 31, 2003 as well as the U.S. NASDAQ stock market index and the S&P Healthcare (Hospital) Management Index.

     The Company does not currently meet the standards required for trading on the NASDAQ, however the Company believes that the securities traded on the NASDAQ most closely resemble its market capitalization.

	OPMC	S&P	NASDAQ
12/31/1998	64	82	140
12/31/1999	52	92	260
12/31/2000	55	149	159
12/31/2001	41	154	126
12/31/2002	26	133	86
12/31/2003	65	168	129

     NOTE: The stock performance graph assumes $100 was invested on January 1, 1999

(1) Standard & Poors Changed its market index classifications January 1, 2002. This index most closely resembles the hospital management index used for comparison in the prior years.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 1, 2004, (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) by each of the Company’s directors and named executive officers; and (iii) by all directors and named executive officers of the Company as a group. Unless otherwise indicated below, the person or persons named have sole voting and dispositive power.

	Amount & Nature Of
Name (1)	Beneficial Ownership		Percent Of Class
Edward A. Johnson	1,586,866	(2)	24%
Mulumebet G. Michael	822,266	(3)	12%
Michael S. Callison	772,895	(4)	13%
Gary L. Dreher	226,745	(5)	4%
Peter C. McMahon	75,100	(6)	1%
All Officers And Directors As A Group (5 Persons)	3,483,872	(7)	45%

(1) The addresses of these persons are as follows: Mr. Johnson - 24 South Stonington Road, Laguna Beach, CA 92651; Ms. Michael - 5304 Shenandoah Avenue, Los Angeles, CA 90056; Mr. Callison - 21972 Summerwind Lane, Huntington Beach, CA 92646; Mr. Dreher - 6301 Acacia Hill Drive, Yorba Linda, CA 92886; Mr. McMahon - 6 South Vista De Catalina, Laguna Beach, CA 92651.

(2) Includes presently exercisable options to purchase 750,000 shares of Common Stock, with 86,587 shares held indirectly through an individual retirement account.

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

(6) Includes presently exercisable options to purchase 75,000 shares. In addition, 100 shares are held indirectly through an individual retirement account.

(7) Includes presently exercisable options to purchase 1,825,000 shares of Common Stock.

Equity Compensation Plan Information

     The following table summarizes outstanding options under our equity compensation plans as of December 31, 2003.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
Equity compensation plans approved by security holders	-0-	-0-	150,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	150,000

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

     On January 31, 2002 the Company’s Board of Directors approved a payment to the officer to settle the note, accrued interest and short term advances receivable balances at December 31, 2002. During February 2002, payments of $364,833 were received by the Company to satisfy complete payment of the outstanding note.

     As of December 31, 2003 there are no outstanding balances due from officers or directors of the Company.

Item 14 – Principal Accountant Fees and Services

     The Audit Committee, which is composed entirely of independent directors, has selected Lesley, Thomas, Schwarz & Postma, Inc., a professional accountancy corporation, as independent accountants to audit our books, records and accounts for the fiscal year 2004. Lesley, Thomas, Schwarz & Postma, Inc., previously audited our financial statements and during the two fiscal years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

     Aggregate fees for professional services rendered to the Company by Lesley, Thomas, Schwarz & Postma, Inc., for the years ended December 31, 2003 and 2002, were as follows:

Services Provided	2003	2002
Audit Fees	$28,500	$20,000
Audit Related Fees	$10,900	$5,000
Tax Fees	$6,440	$7,417
All Other Fees	$460	$3,423

Total	$46,300	$35,840

     Audit Fees And Audit Related Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

     Tax Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for professional services for tax compliance, tax advice and tax planning.

     All Other Fees. The aggregate fees billed for the years ended December 31, 2003 and 2002 were for services other than the services described above. These services include miscellaneous computer service charges and, in 2002, consulting on the acquisition of Associated Staffing Resources.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Lesley, Thomas, Schwarz & Postma, Inc., and the estimated fees related to these services.

     During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations.

     Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

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

(a) (3) List of Exhibits Filed as a Part of This Report

3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.34	Agreement between Huntington InterCommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55*	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132*	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10-Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998 incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.139	Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002, incorporated by reference from Form 10-Q for the Quarter ending March 31, 2002.

10.140	Management services agreement between the Company and La Palma Intercommunity Hospital dated June 16, 2003, incorporate by reference from Form 10-Q for the quarter ending June 30, 2002.

10.141	Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the Quarter ended June 30, 2002.

10.142	Asset Purchase Agreement dated July 24, 2002 between Associated Staffing Resources, Inc., Associated Social Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.143*	Employment Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.144	Non-Compete Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.145	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.146*	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.147	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.148	Agreement between the Company and Sherman Oaks Hospital and Health Center dated August 1, 2002 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.149	Fourth Amendment to lease between the Company and Jay Arteaga dated September 4, 2002 which supercedes the lease dated September 30, 1996 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.150	Agreement and Mutual Release between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. and Kyle Menichetti Kaogh, dated January 22, 2003 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.151	Asset Purchase Agreement, dated March 12, 2003 among OptimumCare Staffing, Inc., OptimumCare Corporation, Chicago Care Nurse Staffing, L.L.C., John W. Stephens, Joshua G. Zayas and Aaron Schwartz incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2003.

10.152	Stock Purchase Agreement, dated September 3, 2003 among OptimumCare Corporation, Gregg N. Willard and Jeanne M. Willard incorporated by reference from the Company’s Current Report on Form 8-K dated September 3, 2003.

10.153	Stock Purchase Agreement, dated February 12, 2004 among OptimumCare Corporation, Dr. Robert M. Babcock and Heidi Patterson incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Lesley, Thomas, Schwarz & Postma, Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

     Inapplicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2004	OPTIMUMCARE CORPORATION

	By:	/s/ Edward A. Johnson

Edward A. Johnson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Edward A. Johnson	April 12, 2004

Edward A. Johnson, Chief Executive Officer and Director (Principal Financial and Accounting Officer)

/s/ Mulumebet G. Michael	April 12, 2004

Mulumebet G. Michael, Director, President and Chief Operating Officer

/s/ Michael S. Callison	April 12, 2004

Michael S. Callison, Director

/s/ Gary L. Dreher	April 12, 2004

Gary L. Dreher, Director

/s/ Peter C. McMahon	April 12, 2004
Peter C. McMahon, Director

Optimumcare Corporation

April 10, 2004

Independent Auditors’ Report

To the Stockholders and Board of Directors of
OptimumCare Corporation

     We have audited the accompanying consolidated balance sheets of OptimumCare Corporation and its subsidiaries as of December 31, 2003 and 2002, and their related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 10 to the consolidated financial statements, the Company is dependent upon a small number of contracts, the loss of any of which could have a significant adverse effect on the Company’s operations.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OptimumCare Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lesley, Thomas, Schwarz & Postma, Inc.

A Professional Accountancy Corporation
Newport Beach, California

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$78,616	$779,235
Accounts receivable, net of allowance of $200,000 at December 31, 2003 and $0 at December 31, 2002 (Note 1)	821,767	927,445
Prepaid expenses	17,787	116,030
Prepaid income taxes	—	216,114
Investments (Note 5)	—	330,268
Deferred tax asset (Note 9)	412,060	27,948

Total current assets	1,330,230	2,397,040
FURNITURE AND EQUIPMENT, less accumulated depreciation of $155,596 at December 31, 2003 and $129,983 at December 31, 2002 (Note 6)	29,964	32,800
GOODWILL	437,180	225,181
DEFERRED TAX ASSET (Note 9)	270,488	80,867
OTHER ASSETS	25,691	18,234

Total assets	$2,093,553	$2,754,122

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2003	2002
CURRENT LIABILITIES
Accounts payable	$80,730	$112,339
Accrued professional fees	30,237	34,737
Accrued vacation	39,568	43,320
Accrued business acquisition payment	—	50,000
Accrued payroll	102,864	—
Accrued legal settlement	125,000	—
Accrued expenses — other	13,294	63,611
Note Payable (Note 7)	145,000	—

Total current liabilities	536,693	304,007

Commitments (Notes 3, 4, and 7)	—	—
STOCKHOLDERS’ EQUITY (Note 8)
Preferred stock, $.001 par value; 10,000,000 shares authorized 0 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.001 par value; 20,000,000 shares authorized 5,908,675 shares issued and outstanding at December 31, 2003 and 2002	5,909	5,909
Paid-in capital	2,403,706	2,403,706
Retained earnings (Accumulated deficit)	(852,755)	40,500

Total stockholders’ equity	1,556,860	2,450,115

Total liabilities and stockholders’ equity	$2,093,553	$2,754,122

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
CONTRACT REVENUES	$2,675,239	$4,129,113	$6,906,496
TEMPORARY STAFFING REVENUES	3,715,765	1,237,167	—
INTEREST INCOME	5,171	26,512	72,647

	6,396,175	5,392,792	6,979,143

OPERATING EXPENSES
Costs of contract services provided	1,943,165	3,030,972	5,796,162
Costs of temporary staffing services provided	3,663,342	1,202,439	—
Impairment of goodwill, staffing services	125,100	—	—
Selling, general and administrative	1,362,301	1,843,882	2,104,770
Provision for uncollectible accounts	200,000	—	9,865
Interest	3,281	181	137

Total operating expenses	7,297,189	6,077,474	7,910,934

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT	(901,014)	(684,682)	(931,791)
INCOME TAX BENEFIT (Note 9)	(351,733)	(252,408)	(359,393)

NET LOSS FROM CONTINUING OPERATIONS	(549,281)	(432,274)	(572,398)

LOSS FROM DISCONTINUED OPERATIONS	(133,666)	—	—
LOSS ON IMPAIRMENT/SHUTDOWN	(432,308)	—	—

LOSS FROM DISCONTINUED OPERATIONS	(565,974)	—	—
INCOME TAX BENEFIT, DISCONTINUED OPERATIONS	(222,000)	—	—

NET LOSS FROM DISCONTINUED OPERATIONS	(343,974)	—	—

NET LOSS	$(893,255)	$(432,274)	$(572,398)

BASIC LOSS PER SHARE CONTINUING OPERATIONS	$(0.09)	$(0.07)	$(0.10)
BASIC LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.06)	—	—

BASIC LOSS PER SHARE	$(0.15)	$(0.07)	$(0.10)

DILUTED LOSS PER SHARE CONTINUING OPERATIONS	$(0.09)	$(0.07)	$(0.10)
DILUTED LOSS PER SHARE FROM DISCONTINUED OPERATIONS	(0.06)	—	—

DILUTED LOSS PER SHARE	$(0.15)	$(0.07)	$(0.10)

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(893,255)	$(432,274)	$(572,398)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of discontinued operations	432,308	—	—
Depreciation	11,978	12,276	17,131
Provision for uncollectible accounts	200,000	—	9,865
Deferred taxes	(573,733)	(37,701)	(38,524)
Goodwill impairment	125,100	—	—
Impairment of capitalized software	—	—	380,000
Accrued payment to officer	—	(700,000)	700,000
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	15,467	289,908	(344,981)
Decrease (increase) in advances due from officers	—	144,596	(88,272)
Decrease (increase) in prepaid expenses	98,242	11,883	(27,103)
Decrease (increase) in prepaid income taxes	216,114	366,316	(569,151)
Decrease (increase) in other assets	(2,206)	4,166	25,142
(Decrease) increase in accounts payable	(38,128)	(93,707)	16,051
Decrease in accrued expenses	(63,794)	(73,847)	(23,186)

Net cash used in operating activities	(471,907)	(508,384)	(515,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	(330,268)	—
Purchase of software	—	—	(95,000)
Purchases of equipment	(8,172)	(7,039)	(1,505)
Purchase of other assets	—	(12,930)	—
Note receivable payment from officer	—	225,136	71,500
Purchase of new business entities	(695,808)	(234,171)	—

Net cash used in investing activities	(703,980)	(359,272)	(25,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit/note payable	145,000	—	—
Decrease (sale) in investments	330,268	—	—

Net cash provided by financing activities	475,268	—	—

NET DECREASE IN CASH	(700,619)	(867,656)	(540,431)
CASH, beginning of year	779,235	1,646,891	2,187,322

CASH, end of year	$78,616	$779,235	$1,646,891

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,281	$181	$137

Income taxes paid	$0	$0	$248,446

OPTIMUMCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Common Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE, December 31, 2000	5,908,675	$5,909	$2,403,706	$1,045,172	$3,454,787
Net loss	—	—	—	(572,398)	(572,398)

BALANCE, December 31, 2001	5,908,675	5,909	2,403,706	472,774	2,882,389
Net loss	—	—	—	(432,274)	(432,274)

BALANCE, December 31, 2002	5,908,675	5,909	2,403,706	40,500	2,450,115
Net loss	—	—	—	(893,255)	(893,255)

BALANCE, December 31, 2003	5,908,675	$5,909	$2,403,706	$(852,755)	$1,556,860

See accompanying notes to the consolidated financial statements.

OPTIMUMCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - OptimumCare Corporation (the “Company”) develops, markets and manages hospital-based programs for the treatment of psychiatric disorders on both an inpatient and outpatient basis. Hospitals are primarily reimbursed by Medicare and Medicaid for the majority of these programs which in turn pay the Company a contracted management fee. The Company’s programs are currently being marketed in the United States, principally California, to independent acute general hospitals and other health care facilities.

     During the second half of 2002, the Company formed a wholly owned subsidiary, Associated Staffing Resources, Inc. through which they acquired certain assets of two (2) temporary healthcare staffing companies. In 2003, the Company acquired two temporary healthcare staffing companies and closed one such company. Staffing services are provided to healthcare customers on a contractual basis for which they pay a fee.

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. Revenues from the continuing operations of these temporary healthcare staffing subsidiaries approximate fifty eight percent (58%) of the Company’s consolidated revenues for 2003. The Company expects internal growth in its current temporary healthcare staffing subsidiaries and will consider additional acquisitions during 2004 which should increase the amount of revenues generated by this segment. All significant intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, cash and cash equivalents consist of all cash balances and highly liquid investments with an initial maturity of three (3) months or less. At December 31, 2003 and 2002, there were no cash equivalents.

     Accounts Receivable - The Company extends credit to its customers as part of its normal business operations. Accounts receivable are presented net of an allowance for doubtful accounts of $200,000 and $0 at December 31, 2003 and 2002, respectively.

     The Company monitors all receivables, especially those balances over sixty (60) days past due. Balances are written off only when all reasonable collection efforts have been exhausted. Management must approve all write-offs of customer balances. There were no bad debt write-offs for the years ended December 31, 2003 and 2002, respectively. Management believes that the allowance for doubtful accounts is adequate to ensure against unforeseeable events.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Furniture and Equipment - Furniture and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the related assets which range from three (3) years to five (5) years. Included in furniture and equipment is artwork of $12,930 which is not depreciated.

     Revenue Recognition - Contract revenues are recognized in the period services are provided and are recorded net of contractual adjustments representing the difference between standard rates and estimated net realizable amounts under reimbursement agreements with customers. Staffing revenues are recognized in the period services are provided.

     Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company evaluates the recoverability of the carrying amount of these long-lived assets (including goodwill, fixed assets, and trademarks) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Accordingly, an impairment was recorded to goodwill and certain other assets in the discontinued operation (see Note 11). In addition, the Company has recorded an impairment of goodwill for its staffing services business in the amount of $125,100 for the year ended December 31, 2003. The Company will continue to evaluate the recoverability of the carrying amount of these long term assets, primarily goodwill.

     Loss Per Share - The Company accounts for loss per share in accordance with the provisions of Statement of Financial Accounting Statement No. 128, “Earnings Per Share". Statement 128 excludes any dilutive effects of options, warrants and convertible securities in basic earnings (loss) per share.

     Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements. These estimates include assessing the collectibility of accounts receivable and the usage and recoverability of long-lived assets. The actual results could differ from those estimates.

     Fair Value of Financial Instruments - The Company’s financial instruments consist principally of cash, accounts receivable, and current liabilities. The Company believes all of the financial instruments recorded values approximate fair values.

     Professional Liability Insurance - OptimumCare maintains an occurrence based professional liability insurance coverage of up to $1,000,000 per occurrence, $3,000,000 annual aggregate.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Concentration of Credit Risk — The Company maintains its cash accounts with four (4) financial institutions. The accounts are insured by the F.D.I.C. up to $100,000. The total cash balance on deposit at December 31, 2003 and 2002 that exceeded the balance insured was approximately $0 and $363,000, respectively.

NOTE 2 — RELATED PARTY TRANSACTIONS

     During 1998, the Company converted a series of short-term advances and a $274,000 note dated December 29, 1997 into a promissory note from an officer totaling $392,070. The note accrued interest at the current prime rate and provided for a bi-monthly payment plan. During 2001, principal payments totaling $71,500 were received by the Company. During February 2002, principal payments of $71,500 were received by the Company.

     On January 31, 2002, the Company’s Board of Directors approved a payment to the officer to settle the note, accrued interest and short term advances receivable balances at December 31, 2002. During February 2002, payments of $364,833 were received by the Company to completely eliminate this note due from officer.

NOTE 3 — LINE OF CREDIT

     As of December 31, 2003 the Company did not have any existing credit facility. In March 2004 the Company entered into a factoring agreement using certain accounts receivable from its Associated Staffing Resources Inc. subsidiary. The facility provides for a standby commitment of $500,000 with a daily interest rate of .085% (.00085), with allowable invoices up to 90 days from date of invoice. There are no standby, commitment, or usage fees other than the daily interest charged on outstanding balances. The term of the facility is one year and expires on February 27, 2005.

NOTE 4 — EMPLOYEE BENEFIT PLAN

     The Company provides a 401(k) Plan for all full-time employees having completed one (1) year of service. Under the 401(k) Plan, eligible employees voluntarily contribute to the Plan up to fifteen percent (15%) of their salary through payroll deductions. Effective January 1, 2000, the Company adopted a 401(k) Safe Harbor Plan. The Plan provided for immediate vesting of employee contributions. The Company matched one hundred percent (100%) of the first three percent (3%), and fifty percent (50%) of employee contributions from three percent (3%) to five percent (5%) to the Plan through payroll deductions. Effective January 1, 2002, the Company amended the Plan to provide for a non-elective contribution of 3% of compensation to all eligible participants and an employer discretionary contribution of 1% of compensation to all eligible non-officer employee participants. The Company provides for a match of funds for all officers who are eligible participants up to a maximum salary deferral up to $35,000. Expenses associated with employer contributions were $41,280, $67,213 and $167,504, for 2003, 2002 and 2001, respectively.

NOTE 5 — INVESTMENTS

     The Company had no investments as of December 31, 2003.

NOTE 6 — FURNITURE AND EQUIPMENT

     Major classifications of furniture and equipment are as follows:

	December 31,
	2003	2002
Furniture and fixtures	$37,849	$30,953
Machinery and equipment	113,574	97,693
Other Fixed Assets	29,071	29,071
Software	5,066	5,066

	185,560	162,783
Less: accumulated depreciation	(155,596)	(129,983)

	$29,964	$32,800

NOTE 7 — LEASE AND SHORT TERM NOTE COMMITMENTS

     The Company leases six (6) office facilities and office equipment under non-cancelable lease agreements. The agreements expire June 30, 2004, October 31, 2004, August 1, 2005, November 30, 2006 and August 1, 2007. The Company also leased space under two (2) separate lease agreements for the operation of two (2) of its outpatient partial hospitalization psychiatric program sites. One agreement was between the lessor and the community mental health center (CMHC). However, the Company was obligated to pay the lease costs for the program under its contract with the facility that initially expired December 6, 2010. The Company terminated their contract with the CMHC effective March 8, 2003. The remaining agreement expired August 14, 2003. Additionally, the Company is obligated on a lease it acquired in one of its business acquisitions in November 2003. On November 25, 2003, the lease was assigned for the full lease payment and term, therefore, the Company has no financial impact from this obligation. Aggregate future minimum lease payments under remaining noncancelable leases are as follows:

Years Ending December 31,	Amount
2004	$95,705
2005	71,109
2006	50,983
2007	4,942

$222,739

     The Company had a sublease with one of its host hospitals which expired on February 28, 2003. Sublease rental income was $0, $0 and $11,571 for the years ended December 31, 2003, 2002 and 2001, respectively. Rent expense was $157,998, $174,360 and $229,959 for the years ended December 31, 2003, 2002 and 2001, respectively.

     As part of its acquisition of Heartline Inc. on September 3, 2003 (see Note 11), the Company entered into a Note Payable to the Sellers in the principal amount of $145,000. The note bears interest at the rate of three percent (3%) per annum, interest only payable monthly. The entire principal amount of the note is due October 3, 2004. Although there are terms related to the note that could allow adjustment up or down of the principal amount due, the Company believes based on current performance of Heartline that the payment required will be $145,000.

NOTE 8 — STOCKHOLDERS’ EQUITY

     Stock Option Plans - The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, “Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

     In March 1994, the Company adopted and approved the 1994 Stock Option Plan (the “1994 Plan”) including incentive stock options and nonqualified stock options. In December 1995, the Company readopted and approved the 1994 Stock Option Plan. A maximum of 500,000 shares of the Company’s common stock has been reserved for issuance under the 1994 Plan. Incentive stock options may be granted at an exercise price which is not less than one hundred percent (100%) of the fair market value on the date of grant (110% for greater than 10% stockholders), and nonqualified stock options may be granted at an exercise price which is no less than eighty-five percent (85%) of the fair market value on the date of grant. Options were granted for terms up to ten (10) years (five years for greater than 10% stockholders). No options are outstanding under the plan, and 150,000 options are available to be granted.

     During various dates in 1999, the Company granted to certain officers, directors, employees and consultants, nonqualified options to purchase 1,433,000 shares of its common stock at prices ranging from $0.62 to $0.90 per share. No options have been exercised under these grants, and they expire on various dates in 2004.

     On October 24, 2000, the Company granted to certain officers, directors and employees, nonqualified options to purchase 325,000 shares of its common stock at $.67 per share. All options vested immediately and expire on October 24, 2005.

     On April 16, 2002, the Company granted to certain officers, directors and employees, nonqualified options to purchase 550,000 shares of its common stock at $0.35 per share. All options are vested upon grant and they expire on April 16, 2007.

NOTE 8 — STOCKHOLDERS’ EQUITY (CONTINUED)

     On July 29, 2002, in connection with the acquisition of Associated Social Resources, Inc. and in accordance with an employment agreement, the Company issued options to purchase 100,000 shares of its common stock at $.50 per share. The options vest over two years at 50,000 per year and expire on July 29, 2007.

     On September 12, 2003, the Company issued options to purchase 225,000 shares of its common stock at $.35 per share. Of these options, 75,000 are immediately vested and the balance vest over two years at 75,000 per year and expire on September 12, 2008.

     A summary of stock option activity during 2003, 2002 and 2001 is as follows:

		Weighted		Weighted
		Average		Average
	Various	Exercise	1987	Exercise
	Non-Plan	Price	Plan	Price
Outstanding, December 31, 2000	2,641,000	$.80	100,000	$1.08
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(500,000)	(1.15)	(100,000)	(1.08)

Outstanding, December 31, 2001	2,141,000	.72	—	—
Granted	650,000	.37	—	—
Exercised	—	—	—	—
Canceled	(183,000)	(.70)	—	—

Outstanding, December 31, 2002	2,608,000	.64	—	—
Granted	225,000	.35	—	—
Exercised	—	—	—	—
Canceled	(633,000)	.95	—	—

Outstanding, December 31, 2003	2,200,000	$.56	—	$—

Options Outstanding and Exercisable
	Number
	Outstanding	Weighted
Range of	and	Average
Exercise	Exercisable at	Remaining	Weighted Average
Price	12/31/03	Contractual Life	Exercise Price
$.65	775,000	0.5 years	$.65
$.62	350,000	1.0 years	$.62
$.67	250,000	2.0 years	$.67
$.35	500,000	3.5 years	$.35
$.50	100,000	4.0 years	$.50
$.35	75,000	5.0 years	$.35

     A total of 2,200,000 shares of common stock are reserved for future issuance upon the exercise of stock options at December 31, 2003.

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. No options were granted during 2001. The fair value for options granted in 2003 and 2002 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.75% and 2.72%; a dividend yield of 0%; a volatility factor of the expected market price of the Company’s common stock of .415 and .409 for 2003 and 2002, respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY (CONTINUED)

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Years Ended December 31,
	2003	2002	2001
Net loss
As reported	$(893,255)	$(432,274)	$(572,398)
Pro forma	$(909,583)	$(473,566)	$(576,808)
Loss per share
Basic as reported	$(0.15)	$(0.07)	$(.10)
Diluted as reported	$(0.15)	$(0.07)	$(.10)
Basic pro forma	$(0.15)	$(0.08)	$(.10)
Diluted pro forma	$(0.15)	$(0.08)	$(.10)
Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is more than the market price of the stock on the grant date	$.375	$.375	$—
Weighted average fair value of:
Options whose exercise price equals the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is less than the market price of the stock on the grant date	$—	$—	$—
Options whose exercise price is more than the market price of the stock on the grant date	$.08	$.10	$—

NOTE 8 — STOCKHOLDERS’ EQUITY (CONTINUED)

     Loss Per Share - The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,
	2003	2002	2001
Numerator: net loss from continuing operations	$(549,281)	$(432,274)	$(572,398)
Numerator: net loss from discontinued operations	$(343,974)	$—	$—
Numerator: net loss	$(893,255)	$(432,274)	$(572,398)
Denominator:
Denominator for basic loss per share - weighted-average shares outstanding	5,908,675	5,908,675	5,908,675
Dilutive employee stock options	22,375	33,769	109,648

Denominator for diluted loss per share	5,931,050	5,942,444	6,018,323

Basic loss per share from continuing operations	$(.09)	$(.07)	$(.10)
Basic loss per share from discontinued operations	(.06)	—	—

Basic loss per share	$(.15)	$(.07)	$(.10)

Diluted loss per share from continuing operations	$(.09)	$(.07)	$(.10)
Diluted loss per share from discontinued operations	(.06)	—	—

Diluted loss per share	$(.15)	$(.07)	$(.10)

NOTE 9 — INCOME TAXES

     A reconciliation of the benefit for income taxes using the federal statutory rate to the book benefit for income taxes follows:

	Years Ended December 31,
	2003	2002	2001
Statutory federal benefit for income taxes	$(495,064)	$(222,383)	$(316,809)
Increase in taxes resulting from:
Permanent differences and other	(21,882)	(11,122)	(13,529)
State tax, net of federal benefit	(56,787)	(18,903)	(29,055)

	$(573,733)	$(252,408)	$(359,393)

     Significant components of the benefit for income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(215,283)	$(320,868)
State	—	—	—

Total current	—	(215,283)	(320,868)

Deferred:
Federal	(487,691)	(8,484)	5,497
State	(86,042)	(28,641)	(44,022)

Total deferred	(573,733)	(37,125)	(38,525)

	$(573,733)	$(252,408)	$(359,393)

NOTE 9 — INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 2003 and 2002 consist of the following:

	December 31,
	2003	2002
Net operating loss carryforward	$523,629	$70,445
Charitable contributions	9,186	9,062
Accruals not currently deductible for tax purposes	16,989	18,559
Depreciation and amortization not currently deductible for tax purposes	46,738	10,423
State taxes	326	326
Allowance for doubtful accounts	85,680	—

Total deferred tax assets	$682,548	$108,815

     The Company has a federal net operating loss carryforward of approximately $1,153,000 expiring in various years through 2019.

NOTE 10 — MAJOR CUSTOMERS

     The following table summarizes the amount of revenue for each major customer:

	Years Ended December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Hospital 1	$1,512,000	24.0%	$1,533,980	28.5%	$1,601,520	23.2%
Hospital 2	—	.0%	—	.0%	703,330	10.2%
Hospital 3	—	.0%	1,482,133	27.5%	3,095,724	44.8%
Hospital 4	871,300	14.0%	950,400	17.6%	824,400	11.9%
Hospital 5	—	.0%	—	.0%	174,000	2.5%
Hospital 6	295,000	5.0%	162,500	3.0%	—	.0%

     In addition, these hospitals accounted for $187,100, $340,120 and $1,201,184 of accounts receivable at December 31, 2003, 2002 and 2001, respectively.

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

     The Company only has one customer that represents more than ten percent (10%) of its temporary staffing revenues. This customer provided revenues of $328,873 or eleven percent (11%) of total temporary staffing revenues. This customer also accounted for $126,980 of accounts receivable at December 31, 2003.

NOTE 11 — BUSINESS SEGMENTS

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

     The Company evaluates segment performance and allocates resources based on several factors, of which, net sales, accounts receivable and operating income are the primary financial measures. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements:

		Operating	Operating
	Net Sales	Expenses	Income/(Loss)
	2003	2003	2003
Psychiatric Programs	$2,675,239	$1,943,165	$732,074
Temporary Staffing	3,715,765	3,988,442	(272,677)
Corporate	5,171	1,365,582	(1,360,411)

	$6,396,175	$7,297,189	$(901,014)

	Accounts
	Receivable	Total Assets (1)
	2003	2003
Psychiatric Programs	$187,100	$187,100
Temporary Staffing	634,667	634,667
Corporate	0	1,271,786

	$821,767	$2,093,553

(1)	The temporary staffing business is part of the Company’s wholly owned subsidiaries, which are accounted for separately internally. However, the assets of the parent company’s corporate offices are not maintained separately from those that are associated with the psychiatric programs such as cash, fixed assets, etc. and therefore, cannot be reported individually.

     Management made the decision to suspend operations in its Florida health care staffing offices on September 5, 2003 due to underperformance. Operating losses related to the discontinued health care staffing operation total $(133,666) for the year ended December 31, 2003 and have been treated for reporting purposes as a discontinued operation. The Florida staffing agency represented health care staffing revenues of $637,198 and operating costs of $770,864 for the nine months ended September 30, 2003. In addition to the loss from operations, the Company has recorded a charge in the amount of $432,308 to reflect impairment of assets and goodwill and accrued shutdown costs.

     On September 3, 2003, the Company acquired 100% of the issued and outstanding capital stock of Heartline Inc., a healthcare staffing company located in southern California, specializing in registered nurses. The total purchase price was $385,000. The purchase price included cash consideration of $225,000 and a promissory note in favor of the seller in the principal amount of $145,000. In addition a brokerage fee of $15,000 was paid to a third party. The principal amount of the promissory note is subject to an upward or downward adjustment based on the dollar amount of sales collected during the one year period following the closing. The major assets of the business acquired are contractual relationships with healthcare agencies and hospitals and registered nurses who will be matched and managed utilizing computer software previously acquired by the Company.

NOTE 12 — SUBSEQUENT EVENTS

     On February 12, 2004, the Company acquired all of the outstanding capital stock of Friendship Community Mental Health Center, Inc. for $90,000 payable in monthly installments of $5,000 per month.

F-19

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Period	Expenses	Accounts	Deductions	of Period
Year ended December 31, 2003
Reserves and allowances deducted from asset accounts
Allowance for uncollectable accounts	$	$200,000	$—	$—	$200,000

All other schedules for which provision is made in applicable accounting rules of Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibit Index

3.1	Certificate of Incorporation incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.1.

3.2	Bylaws incorporated by reference from Form S-18 Registration Statement (Registration No. 33-16313-LA) filed July 28, 1988, Exhibit 3.2.

3.3	Certificate of Amendment of Certificate of Incorporation filed February 29, 1988. Incorporated by reference from Form S-18 Registration Statement (Registration No.33-16313-LA) filed July 28, 1988, Exhibit 3.5.

3.4	Restated Certificate of Incorporation, filed October 3, 1989. Incorporation by reference from Form 10-K for the year ended December 31, 1989.

10.34	Agreement between Huntington InterCommunity Hospital and the Company dated November 1, 1991 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.34.

10.38	Agreement between Huntington Intercommunity Hospital and the Company dated October 1, 1992 incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.38.

10.55*	1994 Stock Option Plan incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.55

10.66	Agreement between Sherman Oaks Hospital and Health Center dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 1995.

10.88	Lease Agreement between the Company and Jay Arteaga dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 1996.

10.97	Lease Agreement between the Company and Harriet Maizels, Daniel Gold, Lesley Gold and Mildred Gold dated July 8, 1997, incorporated by reference from Form 10-K for the year ended December 31, 1997.

10.109	Lease Agreement between the Company and P.S. Business Parks, LP dated August 14, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.113	Lease Agreement between the Company and Coldwell Banker dated November 1, 1998, incorporated by reference from Form 10-K for the year ended December 31, 1998.

10.116	Lease Agreement between the Company and Laguna Niguel Office Center dated May 12, 1999, incorporated by reference from Form 10-Q for the quarter ended June 30, 1999.

10.117	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated November 5, 1991, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.118	Contract amendment between the Company and Huntington Intercommunity Hospital d/b/a Humana Hospital Huntington Beach dated August 1, 1999 which supersedes the contract dated October 1, 1992, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.119	Inpatient Psychiatric Services contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.120	Partial Hospitalization Agreement contract amendment dated August 6, 1999 between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach which supersedes contract amendment dated August 1, 1999, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.122	First amendment to lease between the Company and Jay Arteaga dated October 11, 1999 which supercedes lease dated September 30, 1996, incorporated by reference from Form 10-Q for the quarter ended September 30, 1999.

10.125	Lease Amendment between the Company and Laguna Niguel Office Center dated May 31, 2000, incorporated by reference from Form 10-Q for the quarter ended June 30, 2000.

10.127	Psychiatric Partial Hospitalization Management agreement between the Company and New Life Guidance Center dated October 1, 2000, incorporated by reference from Form 10-Q for the quarter ended September 30, 2000.

10.128	Agreement between the Company and Sherman Oaks Hospital and Health Center dated January 1, 1999, which supercedes the agreement dated March 30, 1995, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.129	First amendment to agreement between the Company and Sherman Oaks Hospital and Health Center dated July 17, 2000, which supercedes the agreement dated January 1, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.130	Second amendment to lease between the Company and Jay Arteaga dated September 21, 2000, which supercedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.132*	Executive Management Change in Control Severance Plan dated May 14, 2001, incorporated by reference from Form 10-Q for the quarter ended March 31, 2001.

10.133	Lease Amendment between the Company and Laguna Niguel Office Center dated April 23, 2001 which supersedes the lease dated June 23, 1988, incorporated by reference from Form 10Q for the quarter ended June 30, 2001.

10.135	Partial hospitalization agreement contract amendment between the Company and Huntington InterCommunity Hospital d/b/a Humana Hospital Huntington Beach dated October 20, 2001, which supersedes the amendment dated August 6, 1999, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.136	Third Amendment to lease between the Company and Jay Arteaga dated September 19, 2001, which supersedes the lease dated September 30, 1996, incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.137	Amendment to lease agreement between the Company and P.S. Business Parks, LP dated December 19, 2001, which supersedes the lease dated August 14, 1998 incorporated by reference from Form 10-K for the year ended December 31, 2001.

10.139	Services Termination Agreement between the Company and San Fernando Community Hospital, a California nonprofit public benefit corporation d/b/a Mission Community Hospital & San Fernando Community Hospital dated April 30, 2002, incorporated by reference from Form 10-Q for the Quarter ending March 31, 2002.

10.140	Management services agreement between the Company and La Palma Intercommunity Hospital dated June 16, 2003, incorporate by reference from Form 10-Q for the quarter ending June 30, 2002.

10.141	Lease amendment between the Company and Laguna Niguel Office Center dated April 17, 2002 which supercedes the lease dated June 23, 1988, incorporated by reference from Form 10-Q for the Quarter ended June 30, 2002.

10.142	Asset Purchase Agreement dated July 24, 2002 between Associated Staffing Resources, Inc., Associated Social Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.143*	Employment Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.144	Non-Compete Agreement dated July 29, 2002 between Associated Staffing Resources, Inc. and Meryl C. Stern, incorporated by reference from Form 8-K dated July 29, 2002.

10.145	Asset purchase agreement between the Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. dated November 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.146*	Employment agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated December 1, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.147	Non-compete agreement between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Kyle M. Krogh dated November 7, 2002, incorporated by reference from Form 10-Q for the quarter ended September 30, 2002.

10.148	Agreement between the Company and Sherman Oaks Hospital and Health Center dated August 1, 2002 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.149	Fourth Amendment to lease between the Company and Jay Arteaga dated September 4, 2002 which supercedes the lease dated September 30, 1996 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.150	Agreement and Mutual Release between Associated Staffing Resources, Inc., a wholly owned subsidiary of OptimumCare Corporation and Social Work Services, Inc. and Kyle Menichetti Kaogh, dated January 22, 2003 incorporated by reference from Form 10-K for the fiscal year ended December 31, 2002.

10.151	Asset Purchase Agreement, dated March 12, 2003 among OptimumCare Staffing, Inc., OptimumCare Corporation, Chicago Care Nurse Staffing, L.L.C., John W. Stephens, Joshua G. Zayas and Aaron Schwartz incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2003.

10.152	Stock Purchase Agreement, dated September 3, 2003 among OptimumCare Corporation, Gregg N. Willard and Jeanne M. Willard incorporated by reference from the Company’s Current Report on Form 8-K dated September 3, 2003.

10.153	Stock Purchase Agreement, dated February 12, 2004 among OptimumCare Corporation, Dr. Robert M. Babcock and Heidi Patterson incorporated by reference from the Company’s Current Report on Form 8-K dated February 12, 2004.

21.1	Subsidiaries of the Company. (Filed herewith)

23.1	Consent of Lesley, Thomas, Schwarz & Postma, Inc. (Filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

* The Exhibits identified above with an asterisk (*) are management contracts or compensatory plans or arrangements.